Form 10-K
Teton Advisors, Inc.
filed 2009-03-31
CIK 1444874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______
Commission file number 000-53527

Teton Advisors, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-4008049
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Corporate Center, Rye, NY	10580-1422
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (914) 457-1071

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Class B Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☐ No ☒.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer", "accelerated filer", and "smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Accelerated filer o
Non-accelerated filer o (Do not check if a smaller reporting company)	Smaller reporting company x
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes o No x.
The registrant completed the spin-off of its class B common stock on March 20, 2009.  Accordingly, there was no public market for the registrant's class A or class B common stock as of June 30, 2008 (the last day of the registrant's most recently completed second fiscal quarter).

As of March 20, 2009, 887,443 shares of class A common stock and 416,800 shares of class B common stock were outstanding.

PART I

Forward-Looking Statements

Our disclosure and analysis in this report and in documents that are incorporated by reference contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events.  You can identify these statements because they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning.  They also appear in any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance of our products, expenses, the outcome of any legal proceedings, and financial results.

Although we believe that we are basing our expectations and beliefs on reasonable assumptions within the bounds of what we currently know about our business and operations, there can be no assurance that our actual results will not differ materially from what we expect or believe. Some of the factors that could cause our actual results to differ from our expectations or beliefs include, without limitation: the adverse effect from a decline in the securities markets; a decline in the performance of our products; a general downturn in the economy; changes in government policy or regulation; changes in our ability to attract or retain key employees; and unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations. We also direct your attention to any more specific discussions of risk contained in Item 1A below and in our other public filings or in documents incorporated by reference here or in prior filings or reports.

We are providing these statements as permitted by the Private Litigation Reform Act of 1995. We do not undertake to update publicly any forward-looking statements if we subsequently learn that we are unlikely to achieve our expectations or if we receive any additional information relating to the subject matters of our forward-looking statements.

ITEM 1: BUSINESS

Unless we have indicated otherwise, or the context otherwise requires, references in this report to “Teton,” “we,” “us,” “the Company” and “our” or similar terms are to Teton Advisors, Inc. and its predecessors.

2008 Selected Dynamics

In May, Nicholas F. Galluccio was named as the President and CEO of Teton, a subsidiary of GAMCO Investors, Inc. (“GAMCO”) (New York Stock Exchange (“NYSE”): GBL), effective July 1.  Teton is the adviser to six open-end mutual funds under the GAMCO Westwood brand (“Westwood Funds”) and also the B.B. Micro Cap Growth Fund.  Mr. Galluccio was with Trust Company of the West for 25 years, where he served as the Group Managing Director, U.S. Equities and Senior Portfolio Manager.

During November, the B.B. Micro Cap Growth Fund selected Teton as the interim investment adviser.  Shareholders of the fund have approved merging the fund into our GAMCO Westwood Mighty MitesSM Fund, which took place in March 2009.

Overview

Teton was spun-off from GAMCO on March 20, 2009.  The board of directors and management of both Teton and GAMCO decided to pursue the separation primarily for the following reasons:

•	The senior management and board of directors of each company will be able to more fully focus on its business with a resulting increase in accountability for decisions;

•
Create a class of publicly traded equity securities, including restricted stock units, for Teton which should enable it to provide incentive compensation arrangements for its key employees which are directly related to the performance of Teton.  Teton believes such equity-based compensation arrangements should provide enhanced incentives for performance, and improve the ability for Teton to attract, retain and motivate qualified personnel.

•	Separate trading of Teton’s stock should increase the flexibility for it to issue its equity as consideration in future acquisitions and alliances;

•	Increase transparency and clarity into the businesses of GAMCO and Teton and allow investors to more appropriately value the merits, performance and future prospects of each company; and

•	Reduce brand confusion between the “Gabelli” and “GAMCO” funds, on the one hand, and the “Westwood” funds, on the other hand.

Teton serves as the investment manager for the Westwood Funds and the B.B. Micro Cap Growth Fund, seven funds with aggregate assets of $449.8 million at December 31, 2008.

The Westwood Funds consist of the following six funds:

•	GAMCO Westwood Income Fund
•	GAMCO Westwood Balanced Fund
•	GAMCO Westwood Equity Fund
•	GAMCO Westwood SmallCap Equity Fund
•	GAMCO Westwood Mighty MitesSM Fund
•	GAMCO Westwood Intermediate Bond Fund

Teton has retained Westwood Management Corporation, a subsidiary of Westwood Holdings Group, Inc., a NYSE listed company, to act as sub-advisor for the GAMCO Westwood Balanced Fund, the GAMCO Westwood Equity Fund and the GAMCO Westwood Intermediate Bond Fund.  The remainder of the funds are advised directly by Teton.

Gabelli & Company, Inc. (“Gabelli & Company”), an affiliate of Teton and a subsidiary of GAMCO, distributes the Westwood Funds pursuant to distribution agreements with each fund.

Business Strategy

Our business strategy targets global growth of the franchise through continued leveraging of our proven asset management strengths including our brand name and long-term performance record.

Business Description

Teton acts as investment advisor to the Westwood Funds.  Teton was formed in Texas as Teton Advisers LLC in December 1994.  On March 2, 1998, Teton Advisers LLC was renamed Gabelli Advisors LLC and, on the same date, merged into Gabelli Advisers, Inc., a Delaware corporation.  On January 25, 2008, Gabelli Advisers, Inc. was renamed Teton Advisors, Inc.  Teton’s principal executive office is located at One Corporate Center, Rye, New York 10580 and our website is www.tetonadv.com.

As of March 20, 2009, Mr. Mario J. Gabelli (“Mr. Gabelli”) controlled approximately 65.8% of the voting power of Teton and is deemed to be its controlling shareholder by virtue of his ownership and control of GGCP, Inc. (“GGCP”) and his control of MJG-IV Limited Partnership (“MJG-IV”) and his direct ownership of shares in Teton.  Mr. Gabelli is the Chief Executive Officer, a director and owns approximately 75% of the shares of GGCP.  GGCP is the holder of approximately 59% of the combined voting power of the outstanding Teton common stock and approximately 23% of the equity interest of Teton.  In addition, Mr. Gabelli is the general partner of MJG-IV, a limited partnership owned by various family members of Mr. Gabelli, the holder of 5.9% of the voting power of Teton.  Mr. Gabelli directly controls insert% of the voting power of Teton through shares he owns directly.

Teton currently has authorized capital stock consisting of 1,200,000 shares of class A common stock, par value $.001, and 800,000 shares of class B common stock, par value $.001.  The shares of class A common stock are entitled to one vote per share and the shares of class B common stock are entitled to ten votes per share.  As of March 20, 2009 there are 887,443 shares of class A common stock outstanding and 416,800 shares of class B common stock outstanding.

On January 22, 2009, Teton's Certificate of Incorporation was amended to permit shareholders of Teton’s class B common stock to convert their shares into Teton’s class A common stock at a ratio of 1 share of class B common stock for 1 share of class A common stock.

Open-End Funds:  Teton provides advisory services to the GAMCO Westwood family of funds, consisting of six open-end funds, three of which are managed on a day-to-day basis by Teton, and three of which are sub-advised by Westwood Management Corp., a wholly-owned subsidiary of Westwood Holdings Group, Inc. (NYSE: WHG).  Teton was the interim advisor to the B.B. Micro Cap Growth Fund.  The assets of this fund were merged into the GAMCO Westwood Mighty MitesSM Fund in March of 2009.  At December 31, 2008, we had $449.8 million of assets under management (“AUM”) in open-end funds, 2.1% above the $440.5 million on December 31, 2007.

On December 31, 2008, of the AUM in open-end funds having an overall rating from Morningstar, Inc. ("Morningstar"), 98.5% were ranked "three stars" or better, with 82.2% ranked "five stars" or "four stars" on an overall basis (i.e., derived from a weighted average of the performance figures associated with their three-, five-, and ten-year Morningstar Rating metrics).  There can be no assurance, however, that these funds will be able to maintain such ratings or that past performance will be indicative of future results.

At December 31, 2008, approximately 19% of our AUM in open-end, equity funds had been obtained through Gabelli & Company’s direct sales relationships.  Gabelli & Company also sells our open-end funds through Third-Party Distribution Programs, particularly No-Transaction Fee (“NTF”) Programs, and has developed additional classes of shares for many of our funds for sale through additional third-party distribution channels on a commission basis.  At December 31, 2008, Third Party Distribution Programs accounted for approximately 81% of all assets in open-end funds.

The following table lists the Funds, together with the December 31, 2008 Morningstar overall rating and provides a description of the primary investment objective, fund characteristics, fees, the date that the fund was initially offered to investors, and the AUM in the funds as of December 31, 2008.

Net Assets
as of
December
31,
2008
Fund							(all
(Morningstar			Advisory		12b-1	Initial	classes)
Overall	Primary Investment	Fund	Fees		Fees	Offer	($ in
Rating) (1)	Objective	Characteristics	(%)		(%)	Date	millions)

EQUITY INCOME:

GAMCO Westwood	Both capital	Class AAA,	.75		.25	10/01/91	$143
Balanced Fund	appreciation and	No-load,
«««««	current income using	Open-end,
	portfolios containing	Diversified,
	stocks, bonds, and	Multi-class shares
	cash as appropriate in	(2)
light of current
economic and business
conditions.

GAMCO Westwood	High level of current	Class AAA,	1.00	(3)	.25	09/30/97	$6
Income Fund	income as well as	No-load,
«««	long-term capital	Open-end,
	appreciation by	Diversified,
	investing primarily	Multi-class shares
	in income producing	(2)
equity and fixed
income securities.

VALUE:

GAMCO Westwood	Capital appreciation	Class AAA,	1.00		.25	01/02/87	$143
Equity Fund	through a diversified	No-load,
«««««	portfolio of equity	Open-end,
	securities using	Diversified,
	bottom-up	Multi-class shares
	fundamental research	(2)
with a focus on
identifying
well-seasoned
companies.

Net Assets
as of
December
31,
2008
Fund							(all
(Morningstar			Advisory		12b-1	Initial	classes)
Overall	Primary Investment	Fund	Fees		Fees	Offer	($ in
Rating) (1)	Objective	Characteristics	(%)		(%)	Date	millions)

SMALL CAP
VALUE:

GAMCO Westwood	Long-term capital	Class AAA,	1.00	(3)	.25	04/15/97	$7
SmallCap Equity	appreciation, investing	No-load,
Fund	at least 80% of its	Open-end,
««	assets in equity	Diversified,
	securities of companies	Multi-class shares
	with market	(2)
capitalizations of $2.5
billion or less at the
time of purchase.

MICRO-CAP:

GAMCO Westwood	Long-term capital	Class AAA,	1.00		.25	05/11/98	$70
Mighty MitesSM Fund	appreciation by	No-load,
«««««	investing primarily in	Open-end,
	equity securities with	Diversified,
	market capitalization	Multi-class shares
	of $300 million or less	(2)
at the time of purchase.

B.B. Micro Cap	Capital appreciation	Class AAA,	1.00	(3)	.25	3/31/97	$67
Growth Fund	by investing in	No-load,
«««	common stocks of	Open-end,
	companies with	Diversified
market capitalization
between $30 million
and $300 million at the
time of investment.

Net Assets
as of
December
31,
2008
Fund							(all
(Morningstar			Advisory		12b-1	Initial	classes)
Overall	Primary Investment	Fund	Fees		Fees	Offer	($ in
Rating) (1)	Objective	Characteristics	(%)		(%)	Date	millions)

FIXED INCOME:

GAMCO Westwood	Total return and	Class AAA,	0.60	(3)	.25	10/01/91	$14
Intermediate Bond	current income, while	No-load,
Fund	limiting risk to	Open-end,
««««	principal. Pursues	Diversified,
	higher yields than	Multi-class shares
	shorter maturity funds	(2)
and has more price
stability than generally
higher yielding
long-term funds.

(1)
Morningstar RatingTM as of December 31, 2008 is provided if available for open-end funds only. Morningstar ratings may be available for certain closed-end funds.  Morningstar ratings are not an indication of absolute performance.  Current performance for some of the funds in 2008 were negative.  Call 800-GABELLI for performance results through the most recent month end.  For each fund with at least a three-year history, Morningstar calculates a Morningstar RatingTM based on a Morningstar risk-adjusted return measure that accounts for variation in a fund’s monthly performance (including the effects of sales charges, loads and redemption fees) placing more emphasis on downward variations and rewarding consistent performance.  The top 10% of the funds in an investment category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star.  The Overall Morningstar Rating for a fund is derived from a weighted average of the performance figures associated with its three, five, and ten-year (if applicable) Morningstar Rating metrics.  Morningstar Ratings are shown for the respective class shown; other classes may have different performance characteristics.   There were 1,185 Large Value funds rated for three years, 963 funds for five years and 451 funds for ten years (GAMCO Westwood Equity Fund).   There were 341 Small Value funds rated for three years, 269 funds for five years and 121 funds for ten years (GAMCO Westwood Mighty MitesSM Fund).  There were 704 Small Growth funds rated for three years and 574 funds for five years and 291 funds for ten years (B.B. Micro Cap Growth Fund).  There were 962 Moderate Allocation funds rated for three years, 768 funds for five years and 448 funds for ten years (GAMCO Westwood Balanced Fund, GAMCO Westwood Income Fund).  There were 991 Intermediate-Term Bond funds rated for three years, 857 funds for five years and 458 funds for ten years (GAMCO Westwood Intermediate Bond Fund).   There were 561 Small Blend funds rated for three years and 449 funds for five years and 216 funds for ten years (GAMCO Westwood SmallCap Equity Fund). (a) 2008 Morningstar, Inc. All Rights reserved.  This information is (1) proprietary to Morningstar and/or its content providers (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete or timely.  Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information.  Past performance is no guarantee of future results.

(2)
These funds have multi-classes of shares available.  Multi-class shares include Class A shares which have a front-end sales charge, Class B shares which are subject to a back-end contingent deferred sales charge for up to 6 years and Class C which shares are subject to a 1% back-end contingent deferred sales charge for up to two years.  However, Class B shares are no longer offered for new purchases as of July 2004. Class I shares are available to institutional accounts.  Net assets include all share classes.

(3)
Teton has agreements in place to waive its advisory fee or reimburse expenses of the Fund to maintain fund expenses at a specified level for Class AAA shares; Multi-class shares have separate limits as described in the Fund’s prospectus.  (GAMCO Westwood Income Fund – 1.50%; GAMCO Westwood SmallCap Equity Fund – 1.50%; GAMCO Westwood Intermediate Bond Fund – 1.00%; B.B. Micro Cap Growth Fund – 1.80%.  Such agreements are renewable annually).

Shareholders of the open-end Funds are allowed to exchange shares among the same class of shares of the other open-end Funds as well as the Gabelli/GAMCO open-end funds as economic and market conditions and investor needs change at no additional cost.  However, as noted below, certain open-end Funds impose a 2% redemption fee on shares redeemed in seven days or less after a purchase. We periodically introduce new funds designed to complement and expand our investment product offerings, respond to competitive developments in the financial marketplace and meet the changing needs of investors.

We provide investment advisory and management services pursuant to an investment management agreement with each Fund. The investment management agreements with the Funds generally provide that we are responsible for the overall investment and administrative services, subject to the oversight of each Fund's Board of Directors or Trustees and in accordance with each Fund's fundamental investment objectives and policies. The investment management agreements permit us to enter into separate agreements for administrative and accounting services on behalf of the respective Funds.

Teton provides the Funds with administrative services pursuant to the management contracts.  Such services include, without limitation, supervision of the calculation of net asset value, preparation of financial reports for shareholders of the Funds, internal accounting, tax accounting and reporting, regulatory filings and other services. Most of these administrative services are provided through sub-contracts with unaffiliated third parties.  Teton has contracted GAMCO to provide certain administration services on its behalf.  Transfer agency and custodial services are provided directly to the Funds by unaffiliated third parties.

Our Fund investment management agreements may continue in effect from year to year only if specifically approved at least annually by (i) the Fund's Board of Directors or Trustees or (ii) the Fund's shareholders and, in either case, the vote of a majority of the Fund's directors or trustees who are not parties to the agreement or "interested persons" of any such party, within the meaning of the Investment Company Act of 1940 as amended (the “Investment Company Act”). Each Fund may terminate its investment management agreement at any time upon 60 days' written notice by (i) a vote of the majority of the Board of Directors or Trustees cast in person at a meeting called for the purpose of voting on such termination or (ii) a vote at a meeting of shareholders of the lesser of either 67% of the voting shares represented in person or by proxy or 50% of the outstanding voting shares of such Fund. Each investment management agreement automatically terminates in the event of its assignment, as defined in the Investment Company Act.  We may terminate an investment management agreement without penalty on 60 days' written notice.

Assets Under Management

The following table sets forth total AUM by product type as of the dates shown and their compound annual growth rates ("CAGR"):

Assets Under Management
By Product Type
(Dollars in millions)

						% Inc (Dec)
	2004	2005	2006	2007	2008	2008 / 2007	CAGR (a)

Equities	$414	$405	$401	$429	$436	1.6%	(1.4%)
Fixed income	11	11	10	11	14	27.3	4.9
Total Assets Under Management	$425	$416	$411	$440	$450	2.3%	(1.2%)
      (a) Compound annual growth rate.

Distribution and Marketing

In an effort to increase assets under management, the marketing team at Teton is focused on major mutual fund industry distribution channels, among which are the direct, advisory, the supermarket, retirement and institutional channels.  In the direct channel, investors carry out transactions directly with mutual fund companies, in many cases calling in orders through a 1-800 telephone number.  In all other mutual fund channels, individuals use intermediaries to purchase funds on their behalf.  The advisory channel consists of financial intermediaries which provide on going investment advice and monitoring.  These include full-service brokerage firms, banks, insurance companies and financial planners.  Advisors are compensated through sales loads or fees.  Through a service agreement with GAMCO Investors, Inc., Teton utilizes the Gabelli & Company wholesaler and internal marketing force to gather assets in these two channels.  In the fund supermarket channels, which have no transaction fee “NTF” programs, Teton serves as a business development and relationship manager.  Teton is similarly targeting the defined contribution retirement channel and institutional, which consists of corporations, endowments and foundations.  Teton believes it is capable of serving all of these channels because its mutual funds have multiple share classes.

Teton is pursuing non mutual fund opportunities mainly in the small cap equity asset class.  The marketing effort is focused on sub advisory and traditional separate accounts.  The target market consists of insurance companies, commercial banks and institutions that rely on consultant due diligence and recommendations.  Teton seeks to build strategic relationships with institutions and wealth management providers with whom the Teton management team has developed long-term relationships.

Gabelli & Company, a subsidiary of GAMCO, distributes the Westwood Funds pursuant to distribution agreements with each fund.  Under the distribution agreements, Gabelli & Company offers and sells the Westwood Funds’ shares on a continuous basis and pays all of the costs of marketing and selling the shares, including printing and mailing prospectuses and sales literature, advertising and maintaining sales and customer service personnel and sales and services fulfillment systems, and payments to the sponsors of Third-Party Distribution Programs, financial intermediaries and Gabelli & Company sales personnel.  Gabelli & Company receives fees for such services pursuant to distribution plans adopted under provisions of Rule 12b-1 of the Investment Company Act of 1940, as amended.

Under the distribution agreements, the no-load Class AAA shares of the Westwood Funds pay ..25% per year on the average daily net assets of the fund to Gabelli & Company and the Class A shares of the Westwood Funds pay .35% or .50% per year on the average daily net assets of the fund. Class B and Class C shares have a Rule 12b-1 distribution plan with a service and distribution fee totaling 1%.  If Gabelli & Company expends more than the distribution fees received, it is reimbursed by Teton.  If Gabelli & Company expends less than the distribution fees received, it will reimburse Teton for any previously reimbursed distribution expenses.  For 2008, Gabelli & Company paid Teton approximately $42,000, for 2007 Teton paid Gabelli & Company approximately $12,000 and for 2006 Gabelli & Company paid Teton approximately $123,000.

Most of the Westwood Funds have traditionally been distributed by using a variety of direct response marketing techniques, including telemarketing and advertising, and as a result Teton and Gabelli & Company maintain direct relationships with many of the no-load Westwood Fund shareholders. Beginning in late 1995, Teton expanded its product distribution by offering several of the Westwood Funds through Third-Party Distribution Programs, including No Transaction Fee, or NTF, Programs. We believe that more than 25% of the assets under management in the Westwood Funds are still attributable to Teton’s direct response marketing efforts. Third-Party Distribution Programs have become an increasingly important source of asset growth for Teton. Of the $449.8 million of assets under management in the Westwood Funds as of December 31, 2008, approximately $265.5 million, or 58.8%, were generated through NTF Programs.  In addition, at December 31, 2008, approximately 89% of the NTF Program net assets in the Westwood Funds are attributable to two NTF Programs.  The fee paid to the NTF programs and in fee based accounts range from 0.25% to 0.40% of the AUM held through these programs.  Gabelli & Company, as the distributor of the Westwood Funds, pays the first 0.25% of any fees with Teton paying any fee in excess of 0.25% subject to partial reimbursement by the Funds under certain circumstances.  In 2008, 2007 and 2006, Teton paid approximately $156,000, $185,000 and $139,000, respectively, for their share of these NTF programs.  Remaining assets are held through full service broker dealers in fee based accounts or through retail accounts.

Gabelli & Company’s distribution agreements with the Westwood Funds may continue in effect from year to year only if specifically approved at least annually by (i) the Board of Trustees or (ii) the fund’s shareholders and, in either case, the vote of a majority of the trustees who are not parties to the agreement or “interested persons” of any such party, within the meaning of the Investment Company Act. Each Westwood Fund may terminate its distribution agreement, or any agreement thereunder, at any time upon 60 days’ written notice by (i) a vote of the majority of the trustees cast in person at a meeting called for the purpose of voting on such termination or (ii) a vote at a meeting of shareholders of the lesser of either 67% of the voting shares represented in person or by proxy or 50% of the outstanding voting shares of such fund. Each distribution agreement automatically terminates in the event of its assignment, as defined in the Investment Company Act.  Gabelli & Company may terminate a distribution agreement without penalty upon 60 days’ written notice.

Investment Management Agreements

Teton provides investment advisory and management services pursuant to investment management agreements with the Westwood Funds. The investment management agreements with the Westwood Funds generally provide that Teton is responsible for the overall investment and administrative services, subject to the oversight of the Westwood Funds’ Board of Trustees (“Board of Trustees”) and in accordance with each fund’s fundamental investment objectives and policies. The administrative services include, without limitation, supervision of the calculation of net asset value, preparation of financial reports for shareholders of the Westwood Funds, internal accounting, tax accounting and reporting, regulatory filings and other services. Most of these administrative services are provided through sub-contracts with unaffiliated third parties. Transfer agency and custodial services are provided directly to the Westwood Funds by unaffiliated third parties.

The Westwood Funds’ investment management agreements may continue in effect from year to year only if specifically approved at least annually by (i) the Board of Trustees or (ii) the fund’s shareholders and, in either case, the vote of a majority of the trustees who are not parties to the agreement or “interested persons” of any such party, within the meaning of the Investment Company Act.  Each Westwood Fund may terminate its investment management agreement at any time upon 60 days’ written notice by (i) a vote of the majority of the Board of Trustees cast in person at a meeting called for the purpose of voting on such termination or (ii) a vote at a meeting of shareholders of the lesser of either 67% of the voting shares represented in person or by proxy or 50% of the outstanding voting shares of such Westwood Fund. Each investment management agreement automatically terminates in the event of its assignment, as defined in the Investment Company Act.  Teton may terminate an investment management agreement without penalty on 60 days’ written notice.

Pursuant to the terms of these investment management agreements, neither Teton nor its officers, directors, employees, agents or controlling persons (“Teton Persons”) are liable to the Westwood Funds for any act or omission or for any loss sustained by the Westwood Funds in connection with the matters to which the advisory agreement relates.  However, Teton Persons are liable to the Westwood Funds under these agreements with respect to a loss resulting from willful misfeasance, bad faith or gross negligence in the performance of its duties, or by reason of its reckless disregard of its obligation and duties under the agreement.  The investment management agreements also set forth certain indemnification rights for Teton, its employees, officers, directors and agents.

Subadvisory Agreements

Teton pays Westwood Management Corporation a sub-advisory fee of 35% of net revenues for the Balanced, Equity and Intermediate Bond Funds.  “Net revenues” are defined as management fees less twenty basis points for mutual fund administration expenses (which are paid to GAMCO) and less expense reimbursements to the funds for which it serves as a sub-advisor.  For 2008, 2007 and 2006, the sub-advisory fee paid to Westwood Management Corporation by Teton amounted to approximately $767,000, $840,000 and $844,000, respectively.  This agreement may be terminated by Westwood Management Corporation on 60 days’ prior written notice and may be terminated by the Westwood Funds or Teton on 60 days’ prior written notice, provided that termination by the Westwood Funds must be approved by a majority of the Trustees of the Westwood Funds or the holders of a “majority of the voting securities” of the Funds.

Competition

We compete with other investment management firms and mutual fund companies, insurance companies, banks, brokerage firms and other financial institutions that offer products that have similar features and investment objectives to those offered by us.  Many of the investment management firms with which we compete are subsidiaries of large diversified financial companies and many others are much larger in terms of AUM and revenues and, accordingly, have much larger sales organizations and marketing budgets.  Historically, we have competed primarily on the basis of the long-term investment performance of many of our investment products.

Regulation

Virtually all aspects of our businesses are subject to various federal and state laws and regulations.  These laws and regulations are primarily intended to protect investment advisory clients and shareholders of registered investment companies.  Under such laws and regulations, agencies that regulate investment advisors and broker-dealers have broad administrative powers, including the power to limit, restrict or prohibit such an advisor or broker-dealer from carrying on its business in the event that it fails to comply with such laws and regulations.  In such an event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of the investment advisor and other registrations, censures, and fines.  We believe that we are in substantial compliance with all material laws and regulations.

Our business is subject to regulation at both the federal and state level by the SEC and other regulatory bodies.  Teton is registered with the SEC under the Investment Advisers Act of 1940, and the Funds are registered with the SEC under the Investment Company Act of 1940.  The Investment Advisers Act imposes numerous obligations on registered investment advisors including fiduciary duties and disclosure obligations and record keeping, operational and marketing requirements.  The Commission is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act, ranging from censure to termination of an investment advisor's registration.  The failure of the Company to comply with the requirements of the SEC could have a material adverse effect on us.  We believe that we are in substantial compliance with the requirements of the regulations under the Investment Advisers Act.

We derive a substantial majority of our revenues from investment advisory services through our various investment management agreements.  Under the Investment Advisers Act, our investment management agreements terminate automatically if assigned without the client's consent.  Under the Investment Company Act, advisory agreements with registered investment companies such as our Funds terminate automatically upon assignment.  The term "assignment" is broadly defined and includes direct as well as assignments that may be deemed to occur, under certain circumstances, upon the transfer, directly or indirectly, of a controlling interest in Teton.

Investments by Teton on behalf of our Funds often represent a significant equity ownership position in an issuer's class of stock.  This activity raises frequent regulatory, legal, and disclosure issues regarding our aggregate beneficial ownership level with respect to portfolio securities, including issues relating to issuers' shareholder rights plans or “poison pills,” state gaming laws and regulations, federal communications laws and regulations, public utility holding company laws and regulations, federal proxy rules governing shareholder communications and federal laws and regulations regarding the reporting of beneficial ownership positions.  Our failure to comply with these requirements could have a material adverse effect on us.

The USA Patriot Act of 2001, contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers, mutual funds and other financial services companies, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities.  Anti-money laundering laws outside of the U.S. contain some similar provisions.  Our failure to comply with these requirements could have a material adverse effect on us.

We are subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies or bodies.  In particular, we are subject to requirements in numerous jurisdictions regarding reporting of beneficial ownership positions in securities issued by companies whose securities are publicly-traded in those countries.

Regulatory matters

The investment management industry is likely to continue facing a high level of regulatory scrutiny and become subject to additional rules designed to increase disclosure, tighten controls and reduce potential conflicts of interest.  In addition, the Commission has substantially increased its use of focused inquiries in which it requests information from a number of fund complexes regarding particular practices or provisions of the securities laws.  We participate in some of these inquiries in the normal course of our business.  Changes in laws, regulations and administrative practices by regulatory authorities, and the associated compliance costs, have increased our cost structure and could in the future have a material impact.

See item 3 below.

Personnel

On February 28, 2009, we had a full-time staff of 3 individuals, a portfolio manager and CEO, a marketing and shareholder servicing professional and an administrative person.  We also have four individuals that are employees of both Teton and GAMCO who perform portfolio management services.  Additionally, through our Administrative Agreement with GAMCO, we are provided additional services including but not limited to senior executive functions and strategic planning and general corporate management services, including strategic planning, investment banking and financial advisory services, supervision of certain tax and other regulatory matters; Mutual fund administration services; Treasury services, including insurance and risk management services and administration of benefits; Operational and general administrative assistance including office space, office equipment, administrative personnel, payroll, and procurement services as needed; Accounting and related financial services, including Mr. Jeffrey M. Farber’s service as Chief Financial Officer; Legal, regulatory and compliance advice; and Human resources functions, including the retention of a Chief Compliance Officer, sourcing of permanent and temporary employees as needed, recordkeeping, performance reviews and terminations.

ITEM 1A: RISK FACTORS

Business Risks

You should carefully consider the risks described below and all of the other information in this report in evaluating Teton.  Teton’s business, financial condition, cash flows and/or results of operations could be materially adversely affected by any of these risks.

This report also contains forward-looking statements that involve risks and uncertainties.  Teton’s actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including the risks faced by Teton described below and elsewhere in this report.

Risks Related to the Business of Teton following the Spin-Off

We may not achieve the benefits expected from our spin-off from GAMCO.

Teton was spun-off from GAMCO on March 20, 2009.  We expect that, as a company independent from GAMCO, we will be able to grow internally and through acquisitions.  Nonetheless, we may not be able to achieve any of these benefits.  Furthermore, by separating from GAMCO there is a risk that we may be more susceptible to adverse events than we would have otherwise experienced as a subsidiary of GAMCO.  As a subsidiary of GAMCO, we enjoyed certain benefits, including economies of scope and scale in costs, employees and business relationships.  These benefits may not be as readily achievable as a smaller, stand-alone company.

Our management team has not been fully determined.

Nicholas F. Galluccio, our President and Chief Executive Officer, is currently our sole executive officer.  Individuals fulfilling other executive officer roles will be provided to us, following the spin-off, pursuant to the Administrative Agreement between GAMCO and us.  In addition, the individuals serving as portfolio managers for the Westwood Funds which are not subadvised by Westwood Management Corporation will provide investment management services as portfolio managers of Teton.  Several of these individuals are dual employees of both GAMCO and Teton.  Accordingly, they will not devote all of their time to Teton and may have a conflict regarding their employment with GAMCO.  GAMCO will have the exclusive right to name the individuals providing services under this agreement or to terminate those individuals providing services under this agreement.  We expect to be largely dependent on the individuals providing services pursuant to this agreement until we can identify and retain qualified individuals to serve as executive officers.  While the agreement is effective, the individuals providing services under this agreement will have other responsibilities at GAMCO.  These responsibilities can result in the inability of these individuals to provide the attention to us that we think appropriate, or at all.  In addition, GAMCO has the right to terminate this agreement on 30 days prior notice, and in any event this agreement terminates after two years.  There can be no assurance that by such termination date we will have identified or retained a sufficient number of individuals to serve as management on terms acceptable to us, or at all.

Certain of our directors and officers may have actual or potential conflicts of interest because of their positions in GAMCO.

Bruce N. Alpert and Douglas R. Jamieson serve as members of our board.  Messrs. Alpert and Jamieson also serve as executive officers of GAMCO.  In addition, most of our executive officers and employees will be provided pursuant to the Administrative Agreement with GAMCO and will be officers or employees of GAMCO.  These common directors could create, or appear to create, potential conflicts of interest when our and GAMCO’s management and directors face decisions that could have different implications for the two companies.

Also, some of our directors, executive officers, portfolio managers and employees own shares of GAMCO common stock, options to purchase shares of GAMCO class A common stock or other equity awards.  This ownership may create, or, may create the appearance of, conflicts of interest.  Mario J. Gabelli is deemed to control Teton by his ownership and control of GGCP, a private company that Mr. Gabelli controls and his control as a general partner of MJG IV Partnership, a partnership of certain of his family members.  Mr. Gabelli is the controlling shareholder of both Teton and GAMCO.

For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between GAMCO and Teton regarding the terms of the agreements governing the separation and the relationship thereafter between the companies.  The officers of GAMCO who serve as directors or executive management of Teton may interpret these agreements to the benefit of GAMCO that would adversely affect the business of Teton.

In addition, GAMCO and Teton are both in the investment management business.  The officers and executive officers of GAMCO who also serve as directors or executive management of Teton may make decisions in their GAMCO capacity that would adversely affect the business of Teton.

The separation from GAMCO may adversely affect the level of our assets under management.

Our revenues are dependent on the amount of assets under our management.  Many investors may have invested money in the Westwood Funds in part because Teton was a subsidiary of GAMCO.  There can be no assurance that we will be able to attract investors to the Westwood Funds at the same rate as in prior years.  In addition, we can make no assurance that current investors will not redeem their investments from the Westwood Funds as a result of our changed relationship with GAMCO.  The occurrence of either of these events could adversely affect our business, results of operations and financial condition.

Concerns about our prospects as a stand-alone company could affect our ability to attract and retain employees or individuals whom we are attempting to recruit as employees.

Our employees or individuals whom we are attempting to recruit as employees may have concerns about our prospects as a stand-alone company, including our ability to maintain our independence and our inability to rely on GAMCO’s resources after the spin-off. If we are not successful in assuring our employees or individuals whom we are attempting to recruit as employees of our prospects as an independent company, our employees or recruits may seek other employment, which could materially adversely affect our business and our results of operations.

We may experience increased costs resulting from decreased purchasing power, which could decrease our overall profitability.

Prior to the spin-off, we were able to take advantage of GAMCO's size and purchasing power in procuring goods, services and technology, such as management information services, health insurance, pension and other employee benefits, payroll administration, risk management, tax and other services. As a separate, stand-alone entity, we may be unable to obtain similar goods, services and technology at prices or on terms as favorable as those obtained prior to the spin-off.

We may have been able to receive better terms from unaffiliated third parties than the terms provided in our agreements with GAMCO and Gabelli & Company.

The agreements related to our separation from GAMCO, including the Separation Agreement, the Administrative Agreement, the sub-lease and the Service Mark and Name License Agreement, were negotiated in the context of our separation from GAMCO while we were still majority-owned by GAMCO.  Likewise, our agreement with Gabelli & Company, a subsidiary of GAMCO, to distribute shares of the Westwood Funds was entered into when we were still affiliated with Gabelli & Company.  Accordingly, such agreements may not reflect terms that would have been reached between unaffiliated parties.  The terms of the agreements we negotiated in the context of our separation related to, among other things, indemnities and other obligations between GAMCO and us.  Had these agreements been negotiated with unaffiliated third parties, they might have been more favorable to us.

In connection with the spin-off, GAMCO will indemnify us for certain liabilities. There can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that GAMCO’s ability to satisfy its indemnification obligations will not be impaired in the future.

Pursuant to the Separation Agreement between GAMCO and Teton, GAMCO has agreed to indemnify us from certain liabilities. Third parties could seek to hold us responsible for any of the liabilities that GAMCO has agreed to retain, and there can be no assurance that the indemnity from GAMCO will be sufficient to protect us against the full amount of such liabilities, or that GAMCO will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from GAMCO any amounts for which we are held liable, we will be temporarily required to bear those losses until such recovery. Each of these risks could adversely affect our business, results of operations and financial condition.

Risks Related to Our Common Stock

There is currently no liquid market for our common stock.

Although we expect that our class A common stock will be traded on the pink sheets, currently no trading market exists for our class A or B common stock.  Teton’s certificate of incorporation was amended to provide for the right of class B shareholders to convert their class B shares into class A shares.  Our class B common stock may currently only be sold in a private transaction.  In addition, until our class A common stock is traded on the pink sheets or another exchange, even if our class B shareholders convert their class B shares into class A shares, their class A shares may only be sold in a private transaction.

Even if a market develops for our class A common stock, these shares will be subject to more volatility and more limited liquidity than shares traded on national exchanges.

We expect that six months (180 days) following the spin-off our class A common stock will trade on the pink sheets.  When fewer shares of a security are being traded in the pink sheets, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information.  Due to expected low trading volumes in shares of our class A common stock, there may be a lower likelihood of one’s orders for shares of our class A common stock being executed, and current prices may differ significantly from the price one was quoted at the time of one's order entry.

Electronic processing of orders is not available for securities traded in the pink sheets and high order volume and communication risks may prevent or delay the execution of one's trading orders.  This lack of automated order processing may affect the timeliness of order execution reporting and the availability of firm quotes for shares of our class A common stock.  Heavy market volume may lead to a delay in the processing of security orders for shares of our class A common stock, due to the manual nature of these markets. Consequently, you may not able to sell shares of our class A common stock at the optimum trading prices.

In addition, if the trading price of our class A common stock is less than $5.00 per share, our class A common stock will become subject to the SEC’s penny stock rules. Before a broker-dealer can sell a penny stock, the penny stock rules require the firm to first approve the customer for the transaction and receive from the customer a written agreement to the transaction.  The firm must furnish the customer a document describing the risks of investing in penny stocks.  The broker-dealer must tell the customer the current market quotation, if any, for the penny stock and the compensation the firm and its broker will receive for the trade.  Finally, the firm must send monthly account statements showing the market value of each penny stock held in the customer's account.  These disclosure requirements tend to make it more difficult for a broker-dealer to make a market in penny stocks, and could, therefore, reduce the level of trading activity in a stock that is subject to the penny stock rules.  Consequently, if our class A common stock becomes subject to the penny stock rules, our shareholders may find it difficult to sell their shares.

We cannot predict the prices at which our class A common stock may trade.

The market price of our class A common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

·	our quarterly or annual earnings, or those of other companies in our industry;
·	actual or anticipated reductions in our revenue, net earnings and cash flow resulting from actual or anticipated declines in assets under management;
·	changes in accounting standards, policies, guidance, interpretations or principles;
·	the failure of securities analysts to cover our company after the spin-off or changes in financial estimates by analysts;
·	changes in earnings estimates by securities analysts or our ability to meet those estimates;
·	the operating and stock price performance of other comparable companies;
·	overall market fluctuations; and
·	general economic conditions.

In particular, the realization of any of the risks described in these “Risk Factors” could have a significant and adverse impact on the market price of our class A common stock. In addition, the stock market in general has experienced extreme price and volume volatility that has often been unrelated to the operating performance of particular companies. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes can occur without regard to the operating performance of these companies. The price of our class A common stock could fluctuate based upon factors that have little or nothing to do with us, and these fluctuations could materially reduce our stock price.

Risks Related to Our Regulatory Environment

Changes in laws or regulations or in governmental policies could limit the sources and amounts of our revenues, increase our costs of doing business, decrease our profitability and materially and adversely affect our business.

Our business is subject to extensive regulation in the United States, primarily at the federal level, including regulation by the SEC under the Investment Company Act and the Investment Advisers Act of 1940 (“Investment Advisers Act”). We are registered with the SEC as an investment adviser. The Westwood Funds are registered with the SEC as investment companies under the Investment Company Act. The Investment Advisers Act imposes numerous obligations on investment advisers, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act imposes similar obligations, as well as additional detailed operational requirements, on registered investment companies and investment advisers. Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of its registration as an investment adviser. Industry regulations are designed to protect investors in the Westwood Funds and other third parties who deal with us and to ensure the integrity of the financial markets. They are not designed to protect our shareholders. Changes in laws or regulations or in governmental policies could limit the sources and amounts of our revenues, increase our costs of doing business, decrease our profitability and materially and adversely affect our business.

In response to scandals in the financial services industry regarding late trading, market timing and selective disclosure of portfolio information, various legislative and regulatory proposals are pending in or before, or have been adopted by, the U.S. Congress and the various regulatory agencies that supervise our operations, including the SEC. These proposals, to the extent enacted or adopted, could have a substantial impact on the regulation and operation of registered funds and investment advisers and could adversely affect our assets under management, revenues and net income. Additionally, the SEC, FINRA and other regulators, as well as Congress, are investigating certain practices within the mutual fund industry. These investigations could lead to further legislative and regulatory proposals that, if enacted or adopted, could adversely affect our business.

The Westwood Funds’ business involves compliance with numerous investment, asset valuation, distribution and tax requirements.  A failure to adhere to or satisfy these requirements could result in losses that could be recovered by the Westwood Funds from us in certain circumstances.  Although we have installed procedures and utilize the services of experienced administrators, accountants and lawyers to assist us in adhering to these guidelines and satisfying these requirements, and maintain insurance to protect us in the case of client losses, there can be no assurance that such precautions or insurance will protect us from potential liabilities.

Risks Related to the Business

To the extent we are forced to compete on the basis of price, we may not be able to maintain our current fee structure.

The investment management business is highly competitive and has relatively low barriers to entry. To the extent we are forced to compete on the basis of price, we may not be able to maintain our current fee structure. Although our investment management fees vary from product to product, historically we have competed primarily on the performance of our products and not on the level of our investment management fees relative to those of our competitors. In recent years, however, there has been a trend toward lower fees in the investment management industry. In order to maintain our fee structure in a competitive environment, we must be able to continue to provide clients with investment returns and service that make investors willing to pay our fees. In addition, the Board of Trustees of the Westwood Funds must make certain findings as to the reasonableness of our fees. We cannot be assured that we will succeed in providing investment returns and service that will allow us to maintain our current fee structure. Fee reductions on existing or future new business could have an adverse effect on our profit margins and results of operations.

Substantially all of our revenues are from contracts that may be terminated on short notice.

Substantially all of our revenues are derived from investment management agreements.  Investment management agreements with the Westwood Funds are terminable without penalty on 60 days' notice (subject to certain additional procedural requirements in the case of termination by a Westwood Fund) and must be specifically approved at least annually, as required by law.  Such annual renewal requires, among other things, approval by the disinterested members of the funds’ Board of Trustees.  Any failure to renew or termination of these agreements or arrangements would have a material adverse effect on us.

Investors in the Westwood Funds can redeem their investments in these funds at any time without prior notice, which could adversely affect our earnings.

Westwood Funds’ investors may redeem their investments in those funds at any time without prior notice. Investors may reduce the aggregate amount of assets under management for any number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. In a declining stock market, the pace of mutual fund redemptions could accelerate. Poor performance relative to other asset management firms tends to result in decreased purchases of mutual fund shares and increased redemptions of mutual fund shares. The redemption of investments in mutual funds managed by us would adversely affect our revenues, which are substantially dependent upon the assets under management in the Westwood Funds. If redemptions of investments in the Westwood Funds caused our revenues to decline, it could have a material adverse effect on our earnings.

Certain changes in control of us would automatically terminate our investment management agreements with the Westwood Funds, unless the funds’ Board of Trustees and shareholders vote to continue the agreements, and could prevent us for a two-year period from increasing the investment advisory fees we are able to charge the Westwood Funds.

Under the Investment Company Act, an investment management agreement with a fund must provide for its automatic termination in the event of its assignment. The fund’s board and shareholders must vote to continue the agreement following its assignment, the cost of which ordinarily would be borne by us or the Westwood Funds.

Under the Investment Advisers Act, a client’s investment management agreement may not be “assigned” by the investment adviser without the client’s consent. An investment management agreement is considered under both acts to be assigned to another party when a controlling block of the adviser’s securities is transferred. In our case, an assignment of our investment management agreements may occur if, among other things, we sell or issue a certain number of additional common shares in the future. We cannot be certain that the Westwood Funds will consent to assignments of its investment management agreements or approve new agreements with us if an assignment occurs. Under the Investment Company Act, if a fund’s investment adviser engages in a transaction that results in the assignment of its investment management agreement with the fund, the adviser may not impose an “unfair burden” on that fund as a result of the transaction for a two-year period after the transaction is completed. The term “unfair burden” has been interpreted to include certain increases in investment advisory fees. This restriction may discourage potential purchasers from acquiring a controlling interest in us.

A decline in the prices of securities would lead to a decline in our assets under management, revenues and earnings.

Substantially all of our revenues are determined by the amount of our assets under management. Under our investment advisory contracts with the Westwood Funds, the investment advisory fees we receive are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities generally may cause our revenues and net income to decline by causing the value of our assets under management to decrease, which would result in lower investment advisory fees, or causing the Westwood Funds’ investors to withdraw funds in favor of investments they perceive to offer greater opportunity or lower risk, which would also result in lower fees. The securities markets are highly volatile, and securities prices may increase or decrease for many reasons, including economic and political events and acts of terrorism beyond our control. If a decline in securities prices caused our revenues to decline, this could have a material adverse effect on our earnings.

Catastrophic and unpredictable events could have a material adverse effect on our business.

A terrorist attack, war, power failure, cyber-attack, natural disaster or other catastrophic or unpredictable event could adversely affect our future revenues, expenses and earnings by: interrupting our normal business operations; sustaining employee casualties, including loss of our key executives; requiring substantial expenditures and expenses to repair, replace and restore normal business operations; and reducing investor confidence.

We have a disaster recovery plan to address certain contingencies, but we cannot be assured that this plan will be sufficient in responding to or ameliorating the effects of all disaster scenarios. If our employees or vendors we rely upon for support in a catastrophic event are unable to respond adequately or in a timely manner, we may lose clients resulting in a decrease in assets under management which may have a material adverse effect on revenues and net income.

Control by Mr. Gabelli of a majority of the combined voting power of our common stock may give rise to conflicts of interests.

Mr. Gabelli indirectly beneficially owns and controls a majority of our outstanding common stock.  As long as Mr. Gabelli indirectly beneficially owns a majority of the combined voting power of our common stock, he will have the ability to elect all of the members of our board of directors and thereby control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on the common stock.  In addition, Mr. Gabelli will be able to determine the outcome of matters submitted to a vote of shareholders for approval and will be able to cause or prevent a change in control of us.  As a result of Mr. Gabelli's control, none of our agreements with Mr. Gabelli and other companies controlled by him have been arrived at through "arm's-length" negotiations.  There can be no assurance that we would not have received more favorable terms from an unaffiliated party.

We depend on key personnel.

Our future success depends to a substantial degree on our ability to retain and attract qualified personnel to conduct our investment management business.  The market for qualified portfolio managers is extremely competitive and has grown more so in recent periods as the investment management industry has experienced growth.  We anticipate that it will be necessary for us to add portfolio managers and investment analysts as we further diversify our investment products and strategies and operate on an independent basis.  There can be no assurance, however, that we will be successful in our efforts to recruit and retain the required personnel.  The loss of key management professionals or the inability to recruit and retain sufficient portfolio managers and marketing personnel could have a material adverse effect on our business.

The termination of our subadvisory agreement with Westwood Management Corporation could adversely affect our business, results of operations and financial condition.

Westwood Management Corporation acts as subadvisor to three of the Westwood Funds pursuant to a subadvisory agreement with us.  We believe that many investors have invested money in these three funds because of solicitations by certain individuals at Westwood Management Corporation.  If the subadvisory agreement was terminated, there can be no assurance we will be able to attract investors to invest in these funds at the same rate as those individuals at Westwood Management Corporation would have, or at all or retain current investors originally solicited by the individuals at Westwood Management Corporation.  In addition, if the subadvisory agreement was terminated, we can make no assurance that investors will not redeem their investment from these funds as a result of such termination.  The occurrence of either of these events could adversely affect our business, results of operations and financial condition.

Potential adverse effects on our performance prospects may arise from a decline in the performance of the securities markets.

Our results of operations are affected by many economic factors, including the performance of the securities markets.  During the 1990s, unusually favorable and sustained performance of the U.S. securities markets, and the U.S. equity market, in particular, attracted substantial inflows of new investments in these markets and has contributed to significant market appreciation which has, in turn, led to an increase in our assets under management and revenues.  At December 31, 2008, approximately 74% of our assets under management were invested in equity securities.  More recently, the securities markets in general have experienced significant volatility.  Any decline in the securities markets, in general, and the equity markets, in particular, could reduce our assets under management and consequently reduce our revenues.  In addition, any such decline in the equity markets, failure of these markets to sustain their prior levels of growth, or continued short-term volatility in these markets could result in investors withdrawing from the equity markets or decreasing their rate of investment, either of which would be likely to adversely affect us.  From time to time, a relatively high proportion of the assets we manage may be concentrated in particular industry sectors.  A general decline in the performance of securities in those industry sectors could have an adverse effect on our assets under management and revenues.

Future investment performance could reduce revenues and other income.

Success in the investment management and mutual fund businesses is dependent on investment performance as well as distribution and client servicing.  Good performance generally stimulates sales of our investment products and tends to keep withdrawals and redemptions low, which generates higher management fees (which are based on the amount of assets under management).  Conversely, relatively poor performance tends to result in decreased sales, increased withdrawals and redemptions in the Westwood Funds, with corresponding decreases in revenues to us.  Many analysts of the mutual fund industry believe that investment performance is the most important factor for the growth of open-end funds, such as the Westwood Funds.  Failure of our investment products to perform well could, therefore, have a material adverse effect on us.

We rely on third-party distribution programs.

We have since 1996 experienced significant growth in sales of the Westwood Funds through Third-Party Distribution Programs, which are programs sponsored by third-party intermediaries that offer their customers a variety of competing products and administrative services.  Most of the sales growth from our Third-Party Distribution Programs is from programs with no transaction fees payable by the customer, which we refer to as NTF Programs.  Approximately $265.5 million, or 58.8%, of our assets under management in the Westwood Funds as of December 31, 2008 were obtained through NTF Programs.  The cost of participating in Third-Party Distribution Programs is higher than our direct distribution costs, and it is anticipated that the cost of Third-Party Distribution Programs will increase in the future.  Any increase would be likely to have an adverse effect on our profit margins and results of operations.  In addition, there can be no assurance that the Third-Party Distribution Programs will continue to distribute the Westwood Funds.  At December 31, 2008, approximately 89% of the NTF Program net assets in the Westwood Funds are attributable to two NTF Programs.  The decision by these Third-Party Distribution Programs to discontinue distribution of the Westwood Funds, or a decision by Teton to withdraw one or more of the Westwood Funds from the programs, could have an adverse effect on our growth of assets under management.

Operational risks may disrupt our business, result in regulatory action against us or limit our growth.

We face operational risk arising from errors made in the execution, confirmation or settlement of transactions or from transactions not being properly recorded, evaluated or accounted for.  Our business is highly dependent on its ability to process, on a daily basis, transactions across markets in an efficient and accurate manner. Consequently, we rely heavily on our financial, accounting and other data processing systems. If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage.

Dependence on information systems.

We operate in an industry that is highly dependent on its information systems and technology.  Teton outsources a significant portion of our information systems operations to third parties who are responsible for providing the management, maintenance and updating of such systems.  There can be no assurance, however, that our information systems and technology will continue to be able to accommodate our growth or that the cost of maintaining such outsourcing arrangements will not increase from its current level.  Such a failure to accommodate growth, or an increase in costs related to these information systems, could have a material adverse effect on us.

We face exposure to litigation within our business.

The volume of litigation against financial services firms and the amount of damages claimed has increased over the past several years.  The types of claims that we may face are varied.  For example, we may face claims against us for purchasing securities that are inconsistent with a client’s investment objectives or guidelines, in connection with the operation of the Westwood Funds or arising from an employment dispute.  The risk of litigation is difficult to assess or quantify, and may occur years after the activities or events at issue.  Even if we prevail in a legal action brought against us, the costs alone of defending against the action could have a material adverse effect on us.

Our reputation is critical to our success.

Our reputation is critical to maintaining and developing relationships with our clients, the Westwood Fund shareholders and third-party intermediaries.  In recent years, there have been a number of well-publicized cases involving fraud, conflicts of interest or other misconduct by individuals in the financial services industry.  Misconduct by our staff, or even unsubstantiated allegations, could result not only in direct financial harm but also harm to our reputation, causing injury to the value of our brands and our ability to retain or attract assets under management.  In addition, in certain circumstances, misconduct on the part of our clients or other parties could damage our reputation.  Harm to our reputation could have a material adverse effect on us.

We face strong competition from numerous and sometimes larger companies.

We compete with numerous investment management companies, stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions.  Continuing consolidation in the financial services industry has created stronger competitors with greater financial resources and broader distribution channels than our own.  To the extent that existing or potential customers, including securities dealers, decide to invest in or distribute the products of our competitors, the sales of our products as well as our market share, revenues and net income could decline.  Both GAMCO and Teton have as their principal businesses asset management and derive most of their revenues through that business and, as such, may compete with each other.

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None.

ITEM 2:  PROPERTIES

Teton owns no properties.  Teton currently leases 1,642 square feet of office space at 401 Theodore Fremd Avenue in Rye, New York in accordance with a sub-lease with GAMCO.  We believe our office provides adequate capacity for our current needs.

ITEM 3:  LEGAL PROCEEDINGS

None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no established public trading market for either the class A or class B common shares.  The Company is in the process of establishing the class A common stock on the Pink Sheets, and as such, no range of prices of either class of stock is available.

As of March 20, 2009, there were 11 class A common stockholders of record and 72 class B common stockholders of record.

In 2007, Teton paid dividends of $1.30 per share and $0.45 per share on January 4, 2007 and July 30, 2007 to all of its shareholders of record as of December 15, 2006 and July 23, 2007, respectively.

On July 15, 2008, Teton paid a dividend of $1.00 per share to all of its shareholders of record as of July 1, 2008.

In connection with the spin-off on March 20, 2009, and under the terms of Mr. Nicholas F. Galluccio’s (“Mr. Galluccio”) employment and restricted stock grant agreements, Teton has issued 260,849 class A shares of Teton restricted stock to Mr. Galluccio.  These shares will cliff vest 30% at the end of three years from the date of employment and the remaining 70% will cliff vest at the end of five years from the date of employment.

There are currently no securities remaining available for future issuance under equity compensation plans other than those disclosed for Mr. Galluccio.

ITEM 6: SELECTED FINANCIAL DATA

General

The selected historical financial data presented below has been derived in part from, and should be read in conjunction with Management’s Discussion and Analysis included in Item 7 and the audited Financial Statements of Teton Advisors, Inc. and related notes included in Item 8 of this report.

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
Income Statement Data (unaudited)
Revenues:
Investment advisory fees	$3,792,716	$3,841,410	$3,676,139	$3,682,140	$4,006,570
Other income	35,318	114,315	230,806	116,592	46,774
Total revenues	3,828,034	3,955,725	3,906,945	3,798,732	4,053,344
Expenses:
Marketing and administrative fees	830,802	854,003	819,296	819,697	881,951
Sub-advisory fees	767,116	840,065	843,628	758,485	890,949
Distribution costs and expense reimbursements	425,799	366,882	130,368	437,613	219,933
Compensation	567,358	278,772	307,332	213,873	320,115
Management fees	-	-	-	1,479,227	1,486,979
Other operating expenses	402,618	108,487	78,632	92,467	111,136
Total expenses	2,993,693	2,448,209	2,179,256	3,801,362	3,911,063
Income/(loss) before income taxes	834,341	1,507,516	1,727,689	(2,630)	142,281
Income tax expense/(benefit)	258,651	520,802	596,688	(1,394)	43,437
Net income/(loss)	$575,690	$986,714	$1,131,001	$(1,236)	$98,844

Weighted average shares outstanding:
Basic	1,043,394	1,050,715	1,051,394	1,051,394	1,051,394
Diluted	1,043,394	1,050,715	1,051,394	1,051,394	1,051,394

Net income per share:
Basic	$0.55	$0.94	$1.08	$(0.00)	$0.09
Diluted	$0.55	$0.94	$1.08	$(0.00)	$0.09

Actual shares outstanding at December 31st	1,043,394	1,043,394	1,051,394	1,051,394	1,051,394

Dividends declared	$1.00	$0.45	$1.30	$-	$-

	December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data (unaudited)
Total assets	$1,328,960	$2,066,336	$2,972,229	$4,844,592	$5,624,825
Total liabilities	549,114	818,786	2,230,144	3,866,697	4,645,694
Total stockholders’ equity	$779,846	$1,247,550	$742,085	$977,895	$979,131

	December 31,
	2008	2007	2006	2005	2004
Assets Under Management (unaudited)
(at year end, in millions):
Mutual Funds:
Equities	$436	$429	$401	$405	$414
Fixed income	14	11	10	11	11
Total	$450	$440	$411	$416	$425

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and the notes thereto included in Item 8 to this report.

Introduction

Our revenues are highly correlated to the level of assets under management (“AUM”) and fees associated with our various investment products, rather than our own corporate assets.  AUM, which are directly influenced by the level and changes of the overall equity markets, can also fluctuate through acquisitions, the creation of new products, the addition of new accounts or the loss of existing accounts.  Since various equity products have different fees, changes in our business mix may also affect revenues.  At times, the performance of our equity products may differ markedly from popular market indices, and this can also impact our revenues.  It is our belief that general stock market trends will have the greatest impact on our level of AUM and hence, revenues.

Overview

Statements of Income

Investment advisory fees, which are based on the amount and composition of AUM in our Funds represent our largest source of revenues.  In addition to the general level and trends of the stock market, growth in revenues depends on good investment performance, which influences the value of existing AUM as well as contributes to higher investment and lower redemption rates and facilitates the ability to attract additional investors while maintaining current fee levels.  Growth in AUM is also dependent on being able to access various distribution channels, which is usually based on several factors, including performance and service. Historically, we have depended primarily on direct distribution of our products and services but since 1995 have participated in Third-Party Distribution Programs, including NTF Programs. A majority of our cash inflows to mutual fund products have come through these channels since 1998.  The effects of this on our future financial results cannot be determined at this time but could be material.

Advisory fees from the open-end mutual funds are computed daily based on average net assets.  These revenues are highly correlated to the stock market and can vary in direct proportion to movements in the stock market and the level of sales compared with redemptions, financial market conditions and the fee structure for AUM. Revenues derived from the equity-oriented portfolios generally have higher management fee rates than fixed income portfolios.

Other income primarily includes interest income earned from cash equivalents.

Statements of Financial Condition

We ended the year with $760,350 in cash equivalents which were invested in The Gabelli U.S. Treasury Money Market Fund, managed by a subsidiary of GAMCO.

Stockholders' equity was $779,846 on December 31, 2008 compared to $1,247,550 on December 31, 2007. The decrease in stockholder’s equity from the end of 2007 was related to the payment of dividends of $1,043,394 during 2008 partially offset by $575,690 of net income.

Assets Highlights (unaudited)

The following table sets forth total AUM by product type as of the dates shown and their compound annual growth rates ("CAGR"):

Assets Under Management
By Product Type
(Dollars in millions)

						% Inc (Dec)
	2004	2005	2006	2007	2008	2008 / 2007	CAGR (a)

Equities	$414	$405	$401	$429	$436	1.6%	(1.4%)
Fixed income	11	11	10	11	14	27.3	4.9
Total Assets Under
Management	$425	$416	$411	$440	$450	2.3%	(1.2%)
                  (a) Compound annual growth rate.

During 2008, the Board of Directors of the B.B. Micro Cap Growth Fund selected Teton as its interim investment adviser.  At the time of selection the AUM in the B.B. Micro Cap Growth Fund was approximately $75.4 million.  This amount is not shown as an inflow in the tables below.

Net inflows, excluding the assignment of the B.B. Micro Cap Growth Fund, in 2008 totaled approximately $57 million compared to net outflows of approximately $7 million and $63 million in 2007 and 2006, respectively.

Total net inflows from equities products were approximately $59 million in 2008, and net outflows from fixed income products were $2 million in 2008.

For the three years ended December 31, 2008, 2007, and 2006 our net cash inflows or outflows by product line were as follows (in millions):

(unaudited)	2008	2007	2006
Mutual Funds
Equities	$59	$(8)	$(61)
Fixed income	(2)	1	(2)
Total Net Cash (Out) In Flows	$57	$(7)	$(63)

For the three years ended December 31, 2008, 2007, and 2006 our net appreciation and depreciation by product line were as follows (in millions):

(unaudited)	2008	2007	2006
Mutual Funds
Equities	$(127)	$36	$57
Fixed income	5	-	1
Total Net Appreciation/(Depreciation)	$(122)	$36	$58

Operating Results for the Year Ended December 31, 2008 as Compared to the Year Ended December 31, 2007

Revenues
Total revenues were $3,828,034 in 2008, $127,691 or 3.2% lower than the total revenues of $3,955,725 in 2007.  The change in total revenues by revenue component was as follows:

			Increase (decrease)
(unaudited)	2008	2007	$	%
Investment advisory fees	$3,792,716	$3,841,410	$(48,694)	(1.3%)
Other income	35,318	114,315	(78,997)	(69.1)
Total revenues	$3,828,034	$3,955,725	$(127,691)	(3.2%)

Investment Advisory Fees:   Investment advisory fees, which comprised 99.1% of total revenues in 2008, are directly influenced by the level and mix of AUM.  Teton earns advisory fees based on the average AUM in the Funds.

Investment advisory fees were $3,792,716 for the period ended December 31, 2008 compared to $3,841,410 for the period ended December 31, 2007, a decrease of $48,694, or 1.3%.  This decrease is directly correlated to the decrease in average AUM from $427.3 million in 2007 to $420.7 million in 2008, a decrease of $6.6 million, or 1.5%.

Our AUM increased from $440.5 million at December 31, 2007 to $449.8 million at December 31, 2008.  This increase was primarily due to the addition of the advisory contract for the B.B. Micro Cap Growth Fund, which had AUM of $75.4 million at the time of the appointment and gross inflows of $192.4 million, offset slightly by gross outflows of $135.6 million and the decline in the market value of the Funds of $122.9 million.

Our AUM increased from $410.9 million at December 31, 2006 to $440.5 million at December 31, 2007.  This increase was primarily due to a 9.0%, or $37.0 million, increase in the market value of the Funds and gross contributions of $108.0 million, offset slightly by gross withdrawals of $115.4 million.

Other income:  Other income includes interest income earned from cash equivalents that were invested in a money market mutual fund managed by Gabelli Funds, LLC, a subsidiary of GAMCO.  Other income for 2008 was $35,318, down from the $114,315 for 2007 due to lower average cash equivalent balances held in 2008 and lower interest rates in 2008 versus 2007.

Expenses
Sub-advisory Fees:  Teton has currently retained a sub-adviser for three of the six Westwood funds.  Prior to July 1, 2007 Teton had also retained the same sub-advisor on two additional Westwood funds.  Sub-advisory fees, which are 35% of the net investment advisory revenues of the sub-advised funds and are recognized as expenses as the related services are performed, were $767,116 for 2008, down from $840,065 in the prior year period.  This decrease was primarily due to the decrease of investment advisory revenue from the three funds and the termination of the sub-advisory relationship for two of the five funds effective July 1, 2007.

Administrative Fees: Administrative expenses, which are charges from GAMCO and paid by Teton for administration of the mutual fund activities performed by GAMCO on behalf of Teton, were $830,802 for 2008, a 2.7% decrease from $854,003 in the prior year period.  These expenses are tied directly to the level of AUM and currently are approximately 22% of investment advisory revenues in 2008.

Compensation: Compensation costs, which include both direct employees of Teton, portfolio manager compensation and the salary and bonus allocated to Teton by GAMCO based upon the allocation percentage of employee work performed that affects Teton, was $567,358 for 2008, a 103.5% increase from $278,772 in the year ago period.  Fixed compensation costs, which include both direct and allocated salary and bonus, increased to approximately $372,106 for 2008 from $136,896 in the prior year period due primarily to the hiring of three full time employees in anticipation of the spin-off.  The remainder of the compensation expenses represents variable portfolio manager compensation that fluctuates with net investment advisory revenues, which is defined as advisory fees less certain expenses.  For 2008, portfolio manager compensation was $195,252, an increase of $53,376 from the $141,876 in the prior year period.  The primary driver of this increase was an increase in average AUM, which generates investment advisory fees, for the funds in which portfolio manager compensation is based.   For 2008 the variable portfolio manager compensation was approximately 5% of investment advisory revenues.

Distribution costs and expense reimbursements: Distribution costs, which are principally related to the sale of shares of open-end mutual funds, and expense reimbursements were $425,799 for 2008, increasing $58,917 from $366,882 in the prior year period.

Distribution costs are broken down into two categories, payments made to third party distributors for Funds sold through them, including their no transaction fee programs, and expenses either paid to or reimbursed from Gabelli & Company for distribution of the Funds.  Expenses paid to third parties were $156,451 during the 2008 period, a decrease of $28,317 from the prior year amount of $184,768.  The arrangement between Teton and Gabelli & Company is that Teton will reimburse Gabelli & Company for any distribution costs in excess of Gabelli & Company’s distribution revenues.  Conversely, if the distribution revenues of Gabelli & Company exceed the costs, such excess is reimbursed to Teton.  For 2008 Gabelli & Company reimbursed Teton $42,345 while during the 2007 period Teton paid Gabelli & Company $12,123, a decrease of $54,468.  This decrease was due to lower expenses incurred by Gabelli & Company during the 2008 period as compared to the 2007 period.

Expense reimbursements to the Funds were $311,694 for 2008, an increase of $141,703 from the prior year period amount of $169,991.  The primary driver of this increase has been lower AUM in the Funds with expense reimbursements during 2008 as compared to 2007, which in turn leads to the Fund being able to cover less of the Fund expenses and Teton having to pay more to maintain the Fund’s expense limitations.  For 2008, expense reimbursement represented approximately 8% of investment advisory revenues, up from approximately 4% in 2007.

Other:  General and administrative expenses, including those charged by GAMCO and incurred directly, were $402,618 for 2008, an increase of $294,131 from the year ago amount of $108,487.  This increase was primarily due to expenses related to the spin-off which include the rental of office space in a building being leased by GAMCO, legal expense relating to preparing, reviewing and filing documents, accounting fees related to the preparation of SEC forms and amortization of the intangible asset.

Income Taxes
The effective tax rate was 31.0% for the year ended December 31, 2008, versus 34.5% for the year ended December 31, 2007.

Net Income
Net income for 2008 was $575,690 or $0.55 per fully diluted share versus $986,714 or $0.94 per fully diluted share for 2007.

Operating Results for the Year Ended December 31, 2007 as Compared to the Year Ended December 31, 2006

Revenues
Total revenues were $3,955,725 in the year ended December 31, 2007, slightly above total revenues of $3,906,945 in the year ended December 31, 2006.  Total revenues by revenue component were as follows:

			Increase (decrease)
(unaudited)	2007	2006	$	%
Investment advisory fees	$3,841,410	$3,676,139	$165,271	4.5%
Other income	114,315	230,806	(116,491)	(50.5)
Total revenues	$3,955,725	$3,906,945	$48,780	1.2%

Investment Advisory Fees:  Investment advisory fees, which comprised 97.1% of total revenues in 2007, are driven by the level and mix of AUM.   Teton earns advisory fees based on the average AUM in the Funds.

Investment advisory fees were $3,841,410 for 2007 compared to $3,676,139 for 2006, an increase of $165,271, or 4.5%.  This increase is directly related to the increase in average AUM to $427.3 million in 2007 compared to $409.6 million in 2006, an increase of $17.7 million, or 4.3%.

Our AUM increased from $410.9 million at December 31, 2006 to $440.5 million at December 31, 2007.  This increase was primarily due to a 9.0%, or $37.0 million, increase in the market value of the Funds and gross inflows of $108.0 million, offset slightly by gross outflows of $115.4 million.

Our AUM decreased from $416.5 million at December 31, 2005 to $410.9 million at December 31, 2006.  This decrease was primarily due to gross withdrawals of $136.7 million partially offset by gross contributions of $74.9 million and $56.2 million, or 13.5%, in market performance increases in the Funds.

Other income: Other income includes interest income earned from cash equivalents that were invested in a money market mutual fund managed by Gabelli Funds, LLC, a subsidiary of GAMCO.  Other income for the year ended December 31, 2007 was $114,315, a decrease of approximately 50% from the $230,806 in the year ended December 31, 2006, due to lower average cash equivalent balances in 2007 as compared to 2006.

Expenses
Sub-advisory Fees: Sub-advisory fees, which are 35% of the net investment advisory revenues of the sub-advised funds and are recognized as expenses as the related services are performed, were $840,065, in the year ended December 31, 2007, lower by $3,563 from the $843,628 for the year ended December 31, 2006.

Administrative Fees: Administrative expenses, which are charges from GAMCO and paid by Teton for administration and management of the mutual fund activities performed by GAMCO on behalf of Teton, were $854,003, in the year ended December 31, 2007, a 4.2% increase from $819,296 in the year ended December 31, 2006.  These expenses are tied directly to the level of AUM and are approximately 22% of investment advisory revenues in 2007.

Compensation: Compensation costs, which include both portfolio manager compensation and the salary and bonus allocated to Teton by GAMCO based upon the allocation percentage of employee work performed that affects Teton, was $278,772 in the year ended December 31, 2007, a 9.3% decrease from $307,332 in the year ended December 31, 2006.  Fixed compensation costs, which include allocated salary and bonus, comprised approximately 50% of total compensation costs in both periods and decreased to approximately $136,896 in 2007 from $147,641 in 2006 due primarily to lower bonus expense in 2007 as compared to 2006.  The remainder of the compensation expenses represents variable portfolio manager compensation that fluctuates with net investment advisory revenues, which is defined as advisory fees less certain expenses.  For 2007, portfolio manager compensation was $141,876, a reduction of $17,815 from the $159,691 in 2006.  The primary driver of this decrease was an increase in expenses being deducted from the gross investment advisory revenues during 2007 as compared to 2006.  For both 2007 and 2006 the variable portfolio manager compensation was approximately 4% of total investment advisory revenues.

Distribution costs and expense reimbursements: Distribution costs, which are principally related to the sale of shares of open-end mutual funds, and expense reimbursements were $366,882 in the year ended December 31, 2007, an increase of $236,514 from $130,368 in the year ended December 31, 2006.

Distribution costs are broken down into two categories, payments made to third party distributors for Funds sold through them, including their no transaction fee programs, and expenses either paid to or reimbursed from Gabelli & Company for distribution of the Funds.  Expenses paid to third parties were $184,768 during 2007, an increase of $46,157 from the prior year amount of $138,611.  The arrangement between Teton and Gabelli & Company is that Teton will reimburse Gabelli & Company for any distribution costs in excess of Gabelli & Company’s distribution revenues.  Conversely, if the distribution revenues of Gabelli & Company exceed the costs, such excess is reimbursed to Teton.  For the 2007 period Teton paid Gabelli & Company $12,123 while during the 2006 period Gabelli & Company reimbursed Teton $123,311, an increase of $135,434.  This increase was due to expenses incurred by Gabelli & Company increasing more than the revenues received by Gabelli & Company during the 2007 period as compared to the 2006 period.

Expense reimbursements were $169,991 for 2007, an increase of $54,923 from the prior year period amount of $115,068.  The primary driver of this increase has been higher expense for the Funds during 2007 as compared to 2006, which are then paid by Teton to the Fund to maintain the Fund’s expense limitations.  For 2007 and 2006, expense reimbursement represented approximately 4% and 3%, respectively, of investment advisory revenues.

Other: General and administrative expenses attributable to Teton by GAMCO were $108,487 in the year ended December 31, 2007, a 38.0% increase from $78,632 in the year ended December 31, 2006, primarily from an increase in accounting fees of $34,581.

Income Taxes
The effective tax rate was 34.5% for both 2007 and 2006.

Net Income
Net income for 2007 was $986,714 or $0.94 per fully diluted share versus $1,131,001 or $1.08 per fully diluted share for 2006.

Liquidity and Capital Resources
Teton’s current liquidity and capital needs include the costs of compensation to our employees and other operating expenses such as rent and the service agreement with GAMCO.  Our principal assets consist of cash equivalents, a U.S. Treasury money market mutual fund that is invested 100% in U.S. treasuries managed by Gabelli Funds, LLC, a subsidiary of GAMCO.

Summary cash flow data is as follows:

	2008	2007	2006
(unaudited)
Cash flows (used in) provided by from:
Operating activities	$78,283	$1,012,441	$(1,939,486)
Financing activities	(1,043,394)	(1,848,060)	-
(Decrease) increase in cash equivalents	(965,111)	(835,619)	(1,939,486)
Cash equivalents at beginning of year	1,725,461	2,561,080	4,500,566
Cash equivalents at end of year	$760,350	$1,725,461	$2,561,080

Cash and liquidity requirements have historically been met through Teton’s operating activities.  Additionally, the Company’s financing activities represent payments of dividends to shareholders of excess cash.  The dividends were paid out after analysis by management and the board of directors of the Company’s operating cash needs and were only paid out when it was determined that there were sufficient resources to fund the dividend without impinging on the Company’s operations.  The Company does not currently have any debt.  During 2006, the primary reason for the negative operating cash flow was the decision to repay amounts owed to affiliates that had accumulated over earlier periods.  During 2008, the Company has adopted a policy of paying down any affiliate payable balances on a monthly basis.  At December 31, 2008, we had cash equivalents of $760,350, a decrease of $965,111 from the prior year-end.

Net cash provided by operating activities was $78,283 for 2008, principally resulting from net income of $575,690 offset in part by the decrease in payables to affiliates of $441,512.  Net cash provided by operating activities was $1,012,441 for 2007, principally from net income of $986,714 and an increase in payable to affiliates of $142,114, partially offset by a decrease in distribution costs payable of $224,072.

Net cash used in financing activities was $1,043,394 for 2008, from the payment of $1.00 per share in dividends to the Company’s shareholders.  Net cash used in financing activities was $1,848,060 for 2007, principally from the payment of $1.75 per share in dividends to the Company’s shareholders.

Market Risk

Equity Price Risk

The Company earns substantially all of its revenue as advisory fees from our Mutual Fund assets.  Such fees represent a percentage of assets under management and the majority of these assets are in equity investments.  Accordingly, since revenues are proportionate to the value of those investments, a substantial increase or decrease in equity markets overall will have a corresponding effect on the Company's revenues.

Interest Rate Risk

Our exposure to interest rate risk results, principally, from reinvestment risk associated with our investment of excess cash in the Gabelli U.S. Treasury Money Market Fund, which invests 100% in U.S. treasury bills.  This investment is primarily short term in nature, and the fair value of this investment generally approximates market value.  The Company does not have any other investments aside from its investment in the Gabelli U.S. Treasury Money Market Fund.

Commitments and Contingencies

We are obligated to make future payments under various contracts such as operating lease agreements.  The following table sets forth our significant contractual cash obligations as of December 31, 2008:

(unaudited)	Total	2009	2010	2011	2012	2013	Thereafter
Contractual Obligations:
Non-cancelable operating lease obligation	$289,948	$66,911	$66,911	$66,911	$66,911	$22,304	$-
Total	$289,948	$66,911	$66,911	$66,911	$66,911	$22,304	$-

Off-Balance Sheet Arrangements

Gabelli & Company, a subsidiary of GAMCO, distributes the Westwood Funds pursuant to distribution agreements with each fund.  Under the distribution agreements, Teton reimburses Gabelli & Company for any expenses incurred by Gabelli & Company for acting as a distributor of the Westwood Funds that exceed the 12b-1 fees earned by Gabelli & Company.  These payments can then be recovered from Gabelli & Company to the extent that they were previously paid to Gabelli & Company.  At December 31, 2008 and December 31, 2007, the amounts receivable from Gabelli & Company were $260,360 and $302,705, respectively.

Critical Accounting Policies

The preparation of the financial statements included in this document requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes.  Estimates and assumptions about future events and their effects cannot be perceived with certainty.  Estimates may change as new events occur, as more experience is acquired, as additional information becomes available and as Teton’s operating environment changes.  Actual results could differ from estimates.

Teton believes the following are the most critical accounting policies used in the preparation of Teton’s financial statements as well as the significant judgments and uncertainties affecting the application of these policies.

Revenue Recognition

The responsibility of estimating fair value of the net assets in the Funds used to calculate the investment advisory fees is subject to pricing and fair value procedures approved by the Board of Trustees of the Funds.  An unaffiliated third party administrator determines the daily fair value of fund assets using independent pricing services.  When the independent pricing service cannot provide a valuation for a particular security, the advisor will provide the fair value in accordance with the Fund’s fair value procedures.  At December 31, 2008, the percentage of net assets fair valued by the advisor was less than 1% of net assets of the Funds.  Investment advisory fees are computed daily, by the unaffiliated third party administrator for the Funds, based on average net assets and amounts receivable are included in investment advisory fees receivable in the statement of financial condition. These fees are recognized as earned in the period in which the service is provided and paid in the month after they are earned.  Teton has agreements with three of the Funds to reimburse expenses in order to maintain Fund expenses at a certain level.  Payments to the Funds under these agreements are recorded on a gross basis, as expenses in the statements of income as expense reimbursements, and do not change the revenue recognition policy for these Funds.

Distribution Costs

The Company incurs certain promotion and distribution costs, which are expensed as incurred, principally related to the sale of shares of open-end mutual funds.

Sub-advisory fees

Sub-advisory fees are based on predetermined percentages of net revenues (after certain expenses) of the individual funds and are recognized as expenses as the related services are performed.  The sub-advisory fees are paid in the month following when they are earned.

Income Taxes

Income tax expense is based on pre-tax financial accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions.  The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by FASB Interpretation No. 48 “Accounting For Uncertainty in Income Taxes” (“FIN 48”).  Deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or concluded.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

Stock Based Compensation

Upon completion of the spin-off on March 20, 2009, Teton issued to Mr. Galluccio an amount of class A restricted stock equal to 20% of our outstanding common stock (inclusive of the restricted stock issuance) on the date of the spin-off.  Such award will be for 260,849 RSAs.  Teton will apply Statement 123 (R) “Share-Based Payment” (“Statement 123 (R)”) upon issuance of the restricted stock.  Teton will expense the restricted stock award over the vesting period of the award, 30% at the end of three years from date of employment, which is July 18, 2008, and 70% at the end of 5 years from date of employment.

The fair value of the award will be determined based on the value of the shares on the date of the grant upon spin-off.  The Company will calculate a value for the shares to be spun-off to its shareholders using a market comparable approach.  This value will be used to determine the value of the RSAs that are being granted to Mr. Galluccio.

Currently, we have estimated the fair value based on a comparison with recent values for transactions involving investment advisory assignments.  More specifically, we looked at the price paid in March of 2008 to acquire an investment advisory contract.  The Company believes that this is the most comparable basis for fair value given the similarity of such contracts to the current business of Teton.  Teton has investment advisory contracts with the funds that it manages.  In large part, the portfolio management expertise resides in GAMCO or in the subadvisory relationships.  The value of Teton resides in the advisory contract, making it highly analogous to the March 2008 transaction.  We believe that this is a more accurate measure of fair value than a discounted cash flow model would produce.  The Company’s year-end assets under management were applied to the 80 basis point rate at which a recent transaction was executed.  This value was further adjusted by the relative level of advisory fee rates between the Company and the market transaction.  The average advisory fee at Teton is 90 basis point versus a fee of 94 basis points for the market transaction.  Consequently, the assets under management of Teton (approximately $375 million) were applied to the 80 basis point market level.  Such product was multiplied by the ratio of fees under the contract (90/94).  The fair value of the RSA grant will be calculated as 20% of the total given the percentage interest of the award.  We considered using publicly traded asset managers for fair value multiples.  However, we found those businesses to be non-comparable relative to Teton at the current time given the breadth, depth, or resources of the publicly traded asset managers.  If these companies were used as comparables for fair value without substantial adjustment, the fair value and the value of the RSA grant would have been higher.  Consequently, the Company believes that the fair value used is appropriate.

Based on the estimated fair value, the RSAs will be expensed over the time periods as follows on a pro forma basis (unaudited):

	2009	2010	2011	2012	2013	Total
1st Quarter	$34,410	$34,410	$34,410	$20,073	$20,073	$
2nd Quarter	34,410	34,410	34,410	20,073	20,073
3rd Quarter	34,410	34,410	34,410	20,073	20,073
4th Quarter	34,410	34,410	34,410	20,073	20,073
Full Year	$137,640	$137,640	$137,640	$80,292	$80,292		$573,504

The following tables illustrates what the statement of income and financial condition would be on a pro forma basis if the RSAs had been issued at January 1, 2007:

Statement of Income (unaudited)
	For the Twelve Months Ended
	Actual			Pro Forma
	December 31,			December 31,
	2007	Adjustments		2007
Revenues
Investment advisory fees	$3,841,410	$-		$3,841,410
Other income	114,315	-		114,315
Total revenues	3,955,725	-		3,955,725
Expenses
Marketing and administrative fees	854,003	-		854,003
Sub-advisory fees	840,065	-		840,065
Distribution costs and expense reimbursements	366,882	-		366,882
Compensation	278,772	137,640	(1)	416,412
Other operating expenses	108,487	-		108,487
Total expenses	2,448,209	137,640		2,585,849
Income before income taxes	1,507,516	(137,640)		1,369,876
Income taxes	520,802	(47,551	) (2)	473,251
Net income	$986,714	$(90,089)		$896,625

Net income per share:
Basic	$0.94			$0.85
Diluted	$0.94			$0.83

Weighted average shares outstanding:
Basic	1,050,715	-		1,050,715
Diluted	1,050,715	31,302	(3)	1,082,017

Footnotes:

(1)	Compensation expense for the twelve months ended December 31, 2007 as if the 20% RSA grant was made on January 1, 2007.

(2)	Income tax benefit associated with the adjustment above.

(3)
Additional diluted shares for the twelve months ended December 31, 2007 associated with the post spin grant of 260,849 RSAs assuming that it occurred on January 1, 2007.  The additional diluted shares are calculated using the treasury stock method and reflect the vesting characteristics of 30% at the end of three years and 70% at the end of five years.  The pro forma diluted EPS calculation reflects the application of the treasury stock method by adding to the share computation all of the granted shares but reducing the share computation by considering unrecognized future compensation cost (relating to this grant) as proceeds available for stock repurchase on a weighted average basis.

Statement of Income (unaudited)
	For the Twelve Months Ended
	Actual			Pro Forma
	December 31,			December 31,
	2008	Adjustments		2008
Revenues
Investment advisory fees	$3,792,716	$-		$3,792,716
Other income	35,318	-		35,318
Total revenues	3,828,034	-		3,828,034
Expenses
Marketing and administrative fees	830,802	-		830,802
Sub-advisory fees	767,116	-		767,116
Distribution costs and expense reimbursements	425,799	-		425,799
Compensation	567,358	137,640	(1)	704,998
Other operating expenses	402,618	-		402,618
Total expenses	2,993,693	137,640		3,131,333
Income before income taxes	834,341	(137,640)		696,701
Income taxes	258,651	(47,362	) (2)	211,289
Net income	$575,690	$(90,278)		$485,412

Net income per share:
Basic	$0.55			$0.47
Diluted	$0.55			$0.43

Weighted average shares outstanding:
Basic	1,043,394	-		1,043,394
Diluted	1,043,394	93,906	(3)	1,137,300

Footnotes:

(1)	Compensation expense for the twelve months ended December 31, 2008 as if the 20% RSA grant was made on January 1, 2007.

(2)	Income tax benefit associated with the adjustment above.

(3)
Additional diluted shares for the twelve months ended December 31, 2008 associated with the post spin grant of 260,849 RSAs assuming that it occurred on January 1, 2007.  The additional diluted shares are calculated using the treasury stock method and reflect the vesting characteristics of 30% at the end of three years and 70% at the end of five years.  The pro forma diluted EPS calculation reflects the application of the treasury stock method by adding to the share computation all of the granted shares but reducing the share computation by considering unrecognized future compensation cost (relating to this grant) as proceeds available for stock repurchase on a weighted average basis.

Statement of Financial Condition (unaudited)
	Actual			Pro Forma
	December 31, 2008	Adjustments		December 31, 2008
ASSETS

Cash equivalents	$760,350	$-		$760,350
Investment advisory fees receivable	316,985	-		316,985
Deferred tax asset	33,890	94,913	(1)	128,803
Income tax receivable	17,906			17,906
Receivable from affiliates	4,592	-		4,592
Identifiable intangible asset	146,400	-		146,400
Other assets (net of accumulated depreciation of $1,028)	48,837	-		48,837
Total assets	$1,328,960	94,913		$1,423,873

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to affiliates	$227,855	$-		$227,855
Distribution costs payable	35,186	-		35,186
Professional fees payable	282,626	-		282,626
Accrued expenses and other liabilities	3,447	-		3,447
Total liabilities	549,114	-		549,114

Stockholders' equity:
Class A Common Stock, $.001 par value; 1,200,000 shares
authorized; 259,394 shares issued and outstanding	259	-		259
Class B Common Stock, $.001 par value; 800,000 shares
authorized; 784,000 shares issued and outstanding	792	-		792
Additional paid-in capital	296,911	275,279	(2)	572,190
Treasury stock, class B, at cost (8,000 shares)	(8,120)	-		(8,120)
Retained Earnings	490,004	(180,366	) (3)	309,638
Total stockholders' equity	779,846	94,913		874,759

Total liabilities and stockholders' equity	$1,328,960	$94,913		$1,423,873

Footnotes:

(1)	Income tax benefit associated with the compensation expense for the full years 2007 and 2008 as if the 20% RSA grant were made on January 1, 2007.

(2)	$275,279 addition to equity as a result of the equity award as if the RSA grant had been made on January 1, 2007.

(3)	Net loss of $180,366 as a result of the pro forma adjustments on the statement of income for the full years 2007 and 2008.

Changes in accounting policy

Teton has adopted FASB Statement No. 157, “Fair Value Measurements” (“Statement 157”).  Statement 157 provides guidance for using fair value to measure assets and liabilities.  Statement 157 provides guidance to companies about the extent of which to measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Statement 157 does not expand the use of fair value in any new circumstances.  Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years.  The Company adopted Statement 157 on January 1, 2008.  Although the impact of adopting Statement 157 is immaterial to the Company’s financial statements, Statement 157 required additional disclosures within the footnotes to the financial statements.

Recent Accounting Developments

In April 2008, the FASB issued FASB Statement No. 142-3, "Determination of the Useful Life of Intangible Assets" ("Statement 142-3") which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets". Statement 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited.  The Company plans to adopt this statement on January 1, 2009.  Statement 142-3 is applicable to the Company; however, the effect of its adoption is not expected to be material.

Seasonality and Inflation

We do not believe our operations are subject to significant seasonal fluctuations. We do not believe inflation will significantly affect our compensation costs, as they are substantially variable in nature. However, the rate of inflation may affect our expenses such as information technology and occupancy costs. To the extent inflation results in rising interest rates and has other effects upon the securities markets, it may adversely affect our financial position and results of operations by reducing our AUM, revenues or otherwise.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk."

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item are included herein, commencing on Page F-1 of this report.

TETON ADVISORS, INC.
INDEX TO FINANCIAL STATEMENTS

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission that are not required under the related instructions or are inapplicable have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Teton Advisors, Inc.

We have audited the accompanying statements of financial condition of Teton Advisors, Inc. (“Teton”) as of December 31, 2008 and 2007, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of Teton’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teton Advisors, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

ERNST & YOUNG LLP

New York, New York
March 31, 2009

TETON ADVISORS, INC.
STATEMENTS OF INCOME

	Year ended December 31,
	2008	2007	2006
Revenues
Investment advisory fees	$3,792,716	$3,841,410	$3,676,139
Other income	35,318	114,315	230,806
Total revenues	3,828,034	3,955,725	3,906,945
Expenses
Marketing and administrative fees	830,802	854,003	819,296
Sub-advisory fees	767,116	840,065	843,628
Distribution costs and expense reimbursements	425,799	366,882	130,368
Compensation	567,358	278,772	307,332
Other operating expenses	402,618	108,487	78,632
Total expenses	2,993,693	2,448,209	2,179,256
Income before income taxes	834,341	1,507,516	1,727,689
Income taxes	258,651	520,802	596,688
Net income	$575,690	$986,714	$1,131,001

Net income per share:
Basic	$0.55	$0.94	$1.08
Diluted	$0.55	$0.94	$1.08

Weighted average shares outstanding:
Basic	1,043,394	1,050,715	1,051,394
Diluted	1,043,394	1,050,715	1,051,394

Dividends declared	$1.00	$0.45	$1.30

                    See accompanying notes.

TETON ADVISORS, INC.
STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2008	2007
ASSETS

Cash equivalents	$760,350	$1,725,461
Investment advisory fees receivable	316,985	321,249
Deferred tax asset	33,890	-
Income tax receivable	17,906	-
Receivable from affiliates	4,592	-
Identifiable intangible asset	146,400	-
Other assets (net of accumulated depreciation of $1,028 and $0, respectively)	48,837	19,626
Total assets	$1,328,960	$2,066,336

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to affiliates	$227,855	$669,367
Income taxes payable	-	13,629
Compensation payable	-	36,681
Distribution costs payable	35,186	48,317
Professional fees payable	282,626	40,688
Accrued expenses and other liabilities	3,447	10,104
Total liabilities	549,114	818,786

Stockholders' equity:
Class A Common Stock, $.001 par value; 1,200,000 shares
authorized; 259,394 shares issued and outstanding	259	259
Class B Common Stock, $.001 par value; 800,000 shares
authorized; 784,000 shares issued and outstanding	792	792
Additional paid-in capital	296,911	296,911
Treasury stock, class B, at cost (8,000 shares)	(8,120)	(8,120)
Retained earnings	490,004	957,708
Total stockholders' equity	779,846	1,247,550

Total liabilities and stockholders' equity	$1,328,960	$2,066,336
                   See accompanying notes.

TETON ADVISORS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

	Common	Common	Additional
	Stock	Stock	Paid in	Treasury	Retained
	Class A	Class B	Capital	Stock	Earnings	Total
Balance at December 31, 2005	$259	$792	$296,911	$-	$679,933	$977,895

Net income	-	-	-	-	1,131,001	1,131,001
Dividends declared	-	-	-	-	(1,366,811)	(1,366,811)
Balance at December 31, 2006	$259	$792	$296,911	$-	$444,123	$742,085

Net income	-	-	-	-	986,714	986,714
Dividends declared and paid	-	-	-	-	(473,129)	(473,129)
Stock buyback	-	-	-	(8,120)	-	(8,120)
Balance at December 31, 2007	$259	$792	$296,911	$(8,120)	$957,708	$1,247,550

Net income	-	-	-	-	575,690	575,690
Dividends declared and paid	-	-	-	-	(1,043,394)	(1,043,394)
Balance at December 31, 2008	$259	$792	$296,911	$(8,120)	$490,004	$779,846
                          See accompanying notes.

TETON ADVISORS, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2008	2007	2006
Operating activities
Net income	$575,690	$986,714	$1,131,001
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	1,028	-	-
Deferred income tax	(33,890)	13,648	(11,607)
Acquisition of identifiable intangible asset	(183,000)	-	-
Amortization of identifiable intangible asset	36,600	-	-
(Increase) decrease in operating assets:
Investment advisory fees receivable	4,264	(20,229)	6,368
Income tax receivable	(17,906)	-	-
Receivable from affiliates	(4,592)	40,582	(36,893)
Other assets	(30,239)	20,248	(8,967)
Increase (decrease) in operating liabilities:
Payable to affiliates	(441,512)	142,114	(3,102,034)
Income taxes payable	(13,629)	29,654	(21,705)
Compensation payable	(36,681)	(6,892)	43,573
Distribution costs payable	(13,131)	(224,072)	78,824
Professional fees payable	241,938	22,188	(83,556)
Accrued expenses and other liabilities	(6,657)	8,486	65,510
Total adjustments	(497,407)	25,727	(3,070,487)
Net cash provided by (used in) operating activities	78,283	1,012,441	(1,939,486)

Financing activities
Dividends paid	(1,043,394)	(1,839,940)	-
Stock buyback	-	(8,120)	-
Net cash used in financing activities	(1,043,394)	(1,848,060)	-
Net decrease in cash and cash equivalents	(965,111)	(835,619)	(1,939,486)
Cash equivalents at beginning of year	1,725,461	2,561,080	4,500,566
Cash equivalents at end of year	$760,350	$1,725,461	$2,561,080

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$379,151	$477,500	$599,167

            See accompanying notes.

A.  Significant Accounting Policies

Basis of Presentation

Teton Advisors, Inc. (“Teton” or the “Company”) was formed in Texas as Teton Advisers LLC in December 1994.  On March 2, 1998, Teton Advisers LLC was renamed Gabelli Advisors LLC and, on the same date, merged into Gabelli Advisers, Inc., a Delaware corporation.  On January 25, 2008, Gabelli Advisers, Inc. was renamed Teton Advisors, Inc.  Prior to the March 20, 2009 spin-off, the Company was a 42%-owned subsidiary of GAMCO Investors, Inc. (“GAMCO”).  The Company serves as the investment advisor of the GAMCO Westwood Funds (“Funds”, individually “Fund”).  The Company’s capital structure consists of 1,200,000 shares authorized of Class A common stock with one vote per share and 800,000 shares authorized of Class B common stock with ten votes per share.  At the date of incorporation, 200,000 shares of the Class A shares were issued to Westwood Management Corporation (“WMC”) and 800,000 shares of Class B shares were issued to GAMCO and its affiliates.  In addition, certain shareholders exercised warrants to purchase 59,394 shares of the Class A common stock for $5 per share on December 31, 2001.

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Nature of Operations

Teton is a registered investment adviser under the Investment Advisers Act of 1940.  Refer to Revenue Recognition section within Note A for additional discussion of Teton’s business.  The Company receives the majority of its revenues from advisory contracts with the seven Funds for which it serves as the Investment Adviser.  The contracts are subject to renewal annually by (i) the Board of Trustees or (ii) the fund’s shareholders and, in either case, the vote of a majority of the trustees who are not parties to the agreement or “interested persons” of any such party, within the meaning of the Investment Company Act of 1940.  The fees for serving as Investment Adviser range from 0.60% to 1.00% of the average daily assets under management.  The fees are calculated daily and paid to the Company on a monthly basis.  Each Fund may terminate its investment management agreement at any time upon 60 days’ written notice by (i) a vote of the majority of the Board of Trustees cast in person at a meeting called for the purpose of voting on such termination or (ii) a vote at a meeting of shareholders of the lesser of either 67% of the voting shares represented in person or by proxy or 50% of the outstanding voting shares of such Fund. Each investment management agreement automatically terminates in the event of its assignment, as defined in the Investment Company Act.  The Company may terminate an investment management agreement without penalty on 60 days’ written notice.  The Company’s principal market is in the United States.

Cash Equivalents

Cash equivalents consist of affiliated money market mutual funds which are highly liquid.

Revenue Recognition

The Company’s revenues are derived primarily from investment advisory fees.

Investment advisory fees are directly influenced by the level and mix of assets under management (“AUM”) as fees are derived from a contractually-determined percentage of AUM for the seven Funds.  Advisory fees from the open-end mutual funds are computed daily based on average net assets, accrued monthly as earned and amounts receivable are included in investment advisory fees receivable in the statements of financial condition.  The Company derives approximately 99% of its total revenues from investment advisory fees.  These revenues vary depending upon the level of sales compared with redemptions, financial market conditions and the fee structure for AUM.  Revenues derived from the equity-oriented portfolios generally have higher management fee rates than fixed income portfolios.

Additionally, Teton also has interest income from investments in U.S. treasury money market mutual funds, which is accrued as earned and included in other income in the statements of income.

Distribution Costs

The Company incurs certain promotion and distribution costs, which are expensed as incurred, principally related to the sale of shares of open-end mutual funds and are included in distribution costs payable in the statements of financial condition.
Sub-advisory fees

Sub-advisory fees are based on predetermined percentages of net revenues (after certain expenses) of the individual funds and are recognized as expenses as the related services are performed.  The sub-advisory fees are paid in the month following when they are earned and are included in payable to affiliates on the statements of financial condition.

Depreciation

Fixed assets, with net book value of $13,906 and $0 at December 31, 2008 and 2007, respectively, which are included in other assets, are recorded at cost and depreciated using the straight-line method over their estimated useful lives.

Income Taxes

Income tax expense is based on pre-tax financial accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 109, “Accounting for Income Taxes” ("Statement 109").  The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  The Company adopted this interpretation on January 1, 2007.  There was no impact from the adoption of this interpretation.  Deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or concluded.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

Fair Values of Financial Instruments

The carrying amount of all assets and liabilities in the statements of financial condition that qualify as financial instruments approximates their fair values.

Earnings Per Share

Net income per share is computed in accordance with FASB Statement No. 128, “Earnings Per Share”.  Basic net income per common share is calculated by dividing net income applicable to stockholders by the weighted average number of shares of common stock outstanding during the year.

Diluted net income per share, in addition to the weighted average number of shares determined for basic net income per share, would also include common stock equivalents which would arise from vesting of restricted stock awards or other equity based awards using the treasury stock method.  For the years ended December 31, 2008, 2007 and 2006, the Company does not have any restricted stock awards outstanding.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents held.  The Company maintains cash equivalents in the Gabelli U.S. Treasury Money Market Fund, which invests fully in instruments issued by the U.S. government.  The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.

Business Segments

The Company operates predominantly in one business segment, the investment advisory and asset management business.

Reclassifications

Certain prior period amounts reflect reclassifications to conform with the current year’s presentations.

Changes in accounting policy

The Company has adopted FASB Statement No. 157, “Fair Value Measurements” (“Statement 157”).  Statement 157 provides guidance for using fair value to measure assets and liabilities.  Statement 157 provides guidance to companies about the extent of which to measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  Statement 157 does not expand the use of fair value in any new circumstances.  Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company adopted Statement 157 on January 1, 2008.  Although the impact of adopting Statement 157 is immaterial to the Company’s financial statements, Statement 157 required additional disclosures within the footnotes to the financial statements.  Refer also to Note B.

B.  Fair Value

In September 2006, the FASB issued Statement 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  All of the instruments within cash equivalents are measured at fair value.

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with Statement 157.  The levels of the fair value hierarchy and their applicability to the Company are described below:

-	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.
-
Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly-quoted intervals.

-	Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, per Statement 157, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The availability of observable inputs can vary from product to product and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized as Level 3.

Many of our securities have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that the Company and others are willing to pay for an asset. Ask prices represent the lowest price that the Company and others are willing to accept for an asset.

Cash equivalents - Cash equivalents are valued using quoted market prices. Valuation adjustments are not necessary.  Accordingly, cash equivalents are categorized in Level 1 of the fair value hierarchy.

The following table presents information about the Company’s assets by major categories measured at fair value on a recurring basis as of December 31, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2008

	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable Inputs	Balance as of
Assets	Identical Assets (Level 1)	Inputs (Level 2)	(Level 3)	December 31, 2008
Cash equivalents	$760,350	$-	$-	$760,350
Total financial instruments owned	$760,350	$-	$-	$760,350

C.  Income Taxes

The Company accounts for income taxes as prescribed by Statement 109 and FIN 48.  Under Statement 109, deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax purposes.

The provision for (benefit from) income taxes for the years ended December 31, 2008, 2007 and 2006 consisted of the following:

	2008	2007	2006

Federal:
Current	$286,788	$494,476	$593,966
Deferred	(33,271)	13,307	(11,316)
State and local:
Current	5,753	12,678	14,328
Deferred	(619)	341	(290)
	$258,651	$520,802	$596,688

Our effective tax rate for each of the years ended December 31, 2008, 2007 and 2006 was 31.0%, 34.5% and 34.5%, respectively.  A reconciliation of the Federal statutory income tax rate to the effective tax rate is set forth below:

	2008	2007	2006
Statutory Federal income tax rate	34.0%	34.0%	34.0%
State income tax, net of Federal benefit	0.4	0.5	0.5
Other	(3.4)	-	-
Effective income tax rate	31.0%	34.5%	34.5%

Significant components of our deferred tax assets and liabilities are as follows:

	2008	2007
Deferred tax assets:
Capitalized expenditures for spin-off	$(36,474)	$-
Total deferred tax assets	(36,474)
Deferred tax liabilities:
Fixed assets	2,584	-
Total deferred tax liabilities	2,584	-

Net deferred tax liabilities (assets)	$(33,890)	$-

The Company’s Federal, State and Local income tax returns are subject to future audit for all years after 2004.

D.  Stockholders' Equity

Teton has two classes of common stock: class A and class B.

Voting Rights

The holders of class A common stock and class B common stock have identical rights except that (i) holders of class A common stock are entitled to one vote per share, while holders of class B common stock are entitled to ten votes per share on all matters to be voted on by shareholders in general, and (ii) holders of class A common stock are not eligible to vote on matters relating exclusively to class B common stock and vice versa.

Dividends

During 2008, the Company declared and paid dividends of $1.00 per share to class A and class B shareholders totaling $1,043,394.  During 2007, the Company declared dividends of $0.45 per share to class A and class B shareholders totaling $473,129, and paid dividends of $1.75 per share to class A and class B shareholders totaling $1,839,940.  During 2006, the Company declared dividends of $1.30 per share to class A and class B shareholders totaling $1,366,811.

Stock repurchase

During 2007, the Company repurchased 8,000 shares of class A common stock for $8,120.  There were no repurchases made during 2008 or 2006.

E.  Commitments

The Company rents office space under a sub-lease with GAMCO which expires at April 2013.  GAMCO has the right to terminate this sub-lease on December 31, 2011, provided that GAMCO gives no less than six months notice to Teton.  Future minimum lease commitments under this operating lease as of December 31, 2008 are as follows:

2009	$66,911
2010	66,911
2011	66,911
2012	66,911
2013	22,304
Thereafter	-
$289,948

Occupancy expense amounted to $33,456 in 2008.  The Company did not incur occupancy costs prior to 2008.

F.  Related Party Transactions

The following is a summary of certain related party transactions.

GAMCO owned approximately 11.9% of Teton’s class A shares and approximately 52.1% of Teton’s class B shares as of December 31, 2008.

GGCP, Inc. (“GGCP”) owned approximately 95% of the combined voting power of the outstanding common stock of GAMCO and approximately 72% of the equity interest of GAMCO.  Mr. Mario J. Gabelli (“Mr. Gabelli”) owned approximately 75% of the shares of GGCP.  Cascade Investments, L.L.C., Frederick J. Mancheski and Royce & Associates owned approximately 23.1%, 25.0% and 7.7% of GAMCO’s class A shares.  The ownership percentages set forth in this paragraph are accurate as of December 31, 2008.

MJG IV Partnership owned approximately 8.2% of Teton’s class A shares and approximately 35.6% of Teton’s class B shares.  Mr. Gabelli is the general partner of MJG IV Partnership and the limited partners of MJG IV Partnership are family members of Mr. Gabelli.  The ownership percentages set forth in this paragraph is accurate as of December 31, 2008.

As of December 31, 2008, Westwood Management Corporation owned approximately 77.1% of Teton’s class A shares.  Westwood Holdings Group owns 100% of Westwood Management Corporation.

GAMCO owns 15.8% of Westwood Holdings Group Inc. as of December 31, 2008.

In 2007, the Company repurchased 8,000 shares of class A common stock from a former employee of GAMCO.

GAMCO has historically performed many corporate functions for Teton.  In connection with the spin-off which occurred on March 20, 2009, Teton has entered into certain other agreements with GAMCO to define Teton’s ongoing relationship with GAMCO after the spin-off.  These other agreements define responsibility for obligations arising before and after the spin-off date, including obligations relating to Teton’s employees, certain transitional services, and taxes.  Refer also to Note H.

Teton invests all of its cash equivalents in a money market mutual fund managed by Gabelli Funds, LLC (“Gabelli Funds”).  Gabelli Funds is owned 100% by GAMCO.  At December 31, 2008 and 2007, Teton had $760,350 and $1,725,461, respectively, in this money market fund and earned $35,318, $114,315 and $230,806 for the years ended December 31, 2008, 2007 and 2006, respectively.

Gabelli & Company, Inc. (“Gabelli & Company”), a subsidiary of GAMCO, serves as the principal distributor for the Funds. As distributor, Gabelli & Company incurs certain promotional and distribution costs, which are expensed as incurred, related to the sale of Fund shares.  Gabelli & Company receives reimbursements from the Company in connection with these distribution activities to the extent such costs exceed distribution fees received from the mutual funds managed by the Company.  Such amounts are repaid to the Company if distribution fees are in excess of distribution expenses of the Funds.  In connection with its role as principal distributor, the Company received from Gabelli & Company $42,345 of previously paid reimbursed distribution expenses in 2008, reimbursed Gabelli & Company distribution expenses of $12,123 in 2007 and received from Gabelli & Company $123,311 of previously paid reimbursed distribution expense in 2006.  As of December 31, 2008 and 2007, there was $260,360 and $302,705, respectively, contingently payable to the Company from Gabelli & Company, representing the net accumulated reimbursements paid by the Company to Gabelli & Company since the inception of each of the Funds calculated on an individual Fund basis.  Gabelli & Company is owned 100% by Gabelli Securities, Inc., which in turn is owned 92% by GAMCO as of December 31, 2008.

Teton paid GAMCO administration fees based on the average net assets of the Funds, amounting to $830,802, $854,003 and $819,296 for the years ended December 31, 2008, 2007 and 2006, respectively.  Teton also paid GAMCO reimbursement for compensation, which amounted to $567,358, $278,772 and $307,332 for the years ended December 31, 2008, 2007 and 2006, respectively.  Teton pays Westwood Management Corporation a sub-advisory fee of 35% of net revenues for funds which Westwood acts as the sub-advisor.  The percentage of net revenues is defined as advisory fees less 20 basis points for administrative fees, after certain expenses are paid by Teton to the Westwood Funds.  The fees amounted to approximately $767,116, $840,065 and $843,628 for the years ended December 31, 2008, 2007 and 2006, respectively.  Westwood Management Corporation is owned 100% by Westwood Holdings Group as of  December 31, 2008.

The Company serves as the investment adviser for the Funds and earns advisory fees based on predetermined percentages of the net average assets of the Funds.  Advisory fees earned from the Funds were $3,792,716, $3,841,410 and $3,676,139 for the years ended December 31, 2008, 2007 and 2006, respectively.  Advisory fees receivable from the Funds were $316,985 and $321,249 at December 31, 2008 and 2007, respectively.

The Company has receivables from the Funds of $25,353 and $18,320, which are included in other assets in the statements of financial condition, at December 31, 2008 and 2007, respectively, relating to reimbursement of shareholder servicing costs associated with No Transaction Fee (“NTF”) programs.

Teton is charged or incurs certain overhead expenses that are also paid by other affiliates.  These overhead expenses are allocated to the Company by GAMCO, if general and administrative related, and by Gabelli & Company, if payroll or expense reimbursement related, as the expenses are incurred, based upon methodologies periodically reviewed by the management of the Company and the affiliates for reasonableness.  During 2008, 2007 and 2006, GAMCO allocated $1,386,270, $1,147,258 and $1,040,979, respectively, and Gabelli & Company allocated $525,012, $290,895 and $184,021, respectively.  The methodologies of the allocation are based on usage of shared services, whether personnel, administrative or other.  Each service is analyzed by management as to the users of the service and is allocated in proportion to that usage at the cost of the particular service.  The Company, as a subsidiary of GAMCO prior to the spin-off, benefited from certain synergies in respect to the Company’s expenses.  After the spin-off, when the Company is no longer a subsidiary of GAMCO, the expenses of the Company could be higher.

Teton’s receivables and payables to affiliates at December 31, 2008 and 2007 are non-interest bearing and are receivable and payable on demand.  At December 31, 2008 and 2007, the amount payable to GAMCO was $173,068 and $283,448, respectively, and the amount payable to Westwood Management Corporation was $54,787 and $139,048, respectively.  The amount receivable from Gabelli & Company at December 31, 2008 was $4,592 and the amount payable to Gabelli & Company at December 31, 2007 was $246,871.

G.  Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 2008 and 2007 is presented below.

	2008
	1st	2nd	3rd	4th	Full Year
Revenues	$960,518	$1,015,229	$977,526	$874,761	$3,828,034
Income before taxes	352,584	325,375	117,040	39,342	834,341
Net income	230,766	212,901	76,596	55,427	575,690
Net income per share:
Basic	0.22	0.20	0.07	0.06	0.55
Diluted	$0.22	$0.20	$0.07	$0.06	$0.55

	2007
	1st	2nd	3rd	4th	Full Year
Revenues	$928,732	$983,308	$1,008,329	$1,035,356	$3,955,725
Income before taxes	374,887	342,891	447,774	341,964	1,507,516
Net income	248,331	227,680	297,321	213,382	986,714
Net income per share:
Basic	0.24	0.22	0.28	0.20	0.94
Diluted	$0.24	$0.22	$0.28	$0.20	$0.94

H. Identifiable Intangible Asset

In accordance with FAS 142 “Accounting for Goodwill and Other Intangible Assets,” the Company assesses the recoverability of intangible assets at least annually, or more often should events warrant, using a present value cash flow method.  At a Board Meeting on November 11, 2008, the Board of Trustees of the B.B. Micro Cap Growth Fund assigned, on an interim basis for 150 days, the advisory contract to Teton as the investment adviser, effective with the close of business on November 28, 2008.  Although there was no additional payment for the assignment of the advisory contract, the Company has incurred costs of $183,000 relating to legal and accounting work performed relating to the arrangement and to obtain shareholder approval for the merger with an existing fund managed by Teton.  As a result of becoming the adviser to the B.B. Micro Cap Growth Fund, the Company recorded an identifiable intangible asset of $183,000.  The Company will amortize the acquisition costs over the estimated life of the contract.  In accordance with this policy, the Company amortized $36,600 of the identifiable intangible asset during 2008 and has an identifiable intangible asset on the statement of financial condition of $146,400 at December 31, 2008.

I. Other Matters

The Company has entered into arrangements with various third parties many of which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of obligations under the agreements.  The Company has had no claims or payments pursuant to these or prior agreements, and believes the likelihood of a claim being made is remote.  Utilizing the methodology in the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, the Company’s estimate of the value of such agreements is de minimis, and therefore an accrual has not been made in the financial statements.

J.  Subsequent Events

On February 25, 2009, GAMCO announced the completion of the previously disclosed plan to distribute shares in Teton to GAMCO’s shareholders.  Each shareholder of GAMCO on the record date for this transaction, March 10, 2009, will receive 14.930 shares of Teton for each 1,000 shares of GAMCO which the shareholder owns on the record date. The distribution date is March 20, 2009.

Prior to the spin-off, on February 19, 2009, the Company entered into three agreements (separation and distribution agreement, transitional administrative and management services agreement and a service mark and name license agreement) with GAMCO prior to and concurrently with the spin-off to govern the terms of the spin-off and to define the ongoing relationship following the spin-off, allocating responsibility for obligations arising before and after the spin-off, including obligations with respect to liabilities relating to GAMCO’s business and to Teton’s business and obligations with respect to our employees and certain transition services.  The Company entered into these agreements with GAMCO while still a majority-owned subsidiary of GAMCO, and certain terms of these agreements are not necessarily the same as could have been negotiated between independent parties.

On March 20, 2009, in connection with the spin-off of Teton from GAMCO and under the terms of Mr. Nicholas F. Galluccio’s (“Mr. Galluccio”) employment agreement, Teton issued 260,849 restricted stock awards (“RSAs”) to Mr. Galluccio with a value of $573,504.  The RSAs will cliff vest 30% at the end of three years from the date of employment, July 18, 2008, and the remaining 70% will cliff vest at the end of five years from the date of employment.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T):  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act).  The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report, have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers:

Name	Age	Title
Nicholas F. Galluccio	58	President and Chief Executive Officer
Jeffrey M. Farber	44	Chief Financial Officer

Nicholas F. Galluccio, age 58, has served as President and Chief Executive Officer since July 1, 2008 and as a director of Teton since October 16, 2008.  Mr. Galluccio was formerly with Trust Company of the West from 1982 through June 30, 2008, where he served as the Group Managing Director, U.S. Equities and Senior Portfolio Manager for the TCW Small Cap Value Added Funds and TCW Mid Cap Value Opportunities Funds.  Mr. Galluccio was a security analyst with Lehman Brothers Kuhn Loeb, from 1980 to 1982, following the semiconductor industry.  From 1978 to 1980, Mr. Galluccio was a staff writer at Forbes Magazine.  Mr. Galluccio holds an M.B.A. from Columbia Business School and an M.A. from Columbia University and a B.A. from University of Hartford.  He is on the board of regents at University of Hartford and is on the Board of Trustees at St. Luke’s School in New Canaan, Connecticut.

Jeffrey M. Farber, age 44, has served as our Chief Financial Officer since October 16, 2008.  Mr. Farber joined GAMCO in July 2008 as Executive Vice President – Finance/Corporate Development and Chief Financial Officer.  Prior to joining GAMCO, Mr. Farber was with The Bear Stearns Companies Inc. where he served as the Senior Vice President – Finance since February 2007, Controller since January 2004 and was a Managing Director since May 2000.  Prior to that Mr. Farber was a partner with Deloitte & Touche LLP, where he worked for fourteen years.  Mr. Farber is a Certified Public Accountant.

The following table sets forth information regarding the members of our board of directors.

Name	Age
Bruce N. Alpert	57
Alfred W. Fiore*	70
Nicholas F. Galluccio*	58
Douglas R. Jamieson	54
Edward T. Tokar*	61
* Elected to the Board on October 16, 2008.

Bruce N. Alpert, age 57, has served as Chairman of the Board since July 2008 and as a member of the Board of Directors since 1998.  Mr. Alpert has served as Executive Vice President and Chief Operating Officer of Gabelli Funds, LLC and its predecessor since June 1988. Mr. Alpert is an officer of all of the Gabelli/GAMCO Funds. Mr. Alpert was President and a director of Teton Advisors, Inc. from 1994 through June 2008 and is President and a director of Gabelli Fixed Income, Inc. From 1986 until June 1988, he worked at the InterCapital Division of Dean Witter as Vice President and Treasurer of the mutual funds sponsored by Dean Witter. From 1983 through 1986, he worked at Smith Barney Harris Upham & Co. as Vice President in the Financial Services Division and as Vice President and Treasurer of the mutual funds sponsored by Smith Barney. Mr. Alpert also was an Audit Manager and Specialist at Price Waterhouse in the Investment Company Industry Services Group for three years at which he served from 1975 through 1983. Mr. Alpert is a Certified Public Accountant.

Alfred W. Fiore, age 70, has served as a director since October 16, 2008.  Mr. Fiore is a retired partner of KPMG, LLP and is currently a senior compensation consultant with The Ross Companies.  In addition, Mr. Fiore is currently serving as or has been a director and/or officer of the following organizations: Dresdner RCM Investment Funds, Inc., Dresdner RCM Global Funds, Inc., Southeast Frozen Foods, LLP, Intelecom Solutions, Inc., Overture Asset Managers, LLP, LICT Corporation, Greenwich Country Club and the USO of Metropolitan New York.

Douglas R. Jamieson, age 54, has served as a director since 1998.  Mr. Jamieson has served as President and Chief Operating Officer of GAMCO since August 2004. He has served as President or Chief Operating Officer of GAMCO Asset Management Inc. (a wholly-owned subsidiary of GAMCO) since 1986 and as a director of GAMCO Asset Management Inc. since 1991. Mr. Jamieson also serves as President and a director of Gabelli Securities, Inc. and a director of GAMCO Asset Management (UK) Ltd. Mr. Jamieson also serves as a director of several Investment Partnerships that are managed by Gabelli Securities, Inc. Mr. Jamieson was an investment analyst with Gabelli & Company, Inc. from 1981 to 1986. He has been a director of GGCP, Inc. since December 2005.

Edward T. Tokar, age 61, has served as a director since October 16, 2008.  Mr. Tokar has served as Senior Managing Director of Investments for Beacon Trust Company since 2004.  Prior to joining Beacon Trust Company, Mr. Tokar served as Chief Executive Officer of Allied Capital Management, LLC and as Vice President-Investments (Corporate Officer) of Honeywell International, Inc. where he was employed since 1977.  He served as a Director, Trustee or Advisory Board member for a number of leading U.S. and international investment organizations, including currently serving on The Gabelli Dividend & Income Trust and The Gabelli Global Deal Fund.  He was awarded a B.S. degree with High Honors from the University of Maryland, and received an M.B.A. degree from the College of William and Mary and is a Certified Public Accountant.

Committees of the Board

The board does not currently have any committees, such as audit, compensation or governance committees.  The Board is currently handling those issues itself and will consider whether to establish any committees in the future.

Compensation of Directors

As of October 16, 2008, non-employee directors are entitled to an annual cash payment of $5,000 per year, payable in quarterly installments.  Members of our board who are also our employees, such as Mr. Galluccio, are not entitled to any compensation for their services as board members.  No directors received compensation for his or her services as a member of our board in 2007.  With respect to 2008, each of our non-executive directors earned a pro rata share of $5,000.

The following table provides compensation information for 2008 for each non-executive officer member of our Board of Directors.

Director Compensation Table for 2008

	Fees Earned Or
	Paid In Cash	Total
Name	($)	($)

Alfred W. Fiore	$1,046	$1,046
Edward T. Tokar	$1,046	$1,046

Meetings of the Board of Directors

In 2008, the Board met two times.  All of the directors attended both meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of their ownership thereof and changes in that ownership with the SEC.  Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all such reports they file.

There were no Form 3, 4 or 5 filings in 2008 as the Company was not a public company until 2009.

Code of Ethics

Until March 20, 2009, the date of the spin-off, the executive officers of Teton, as a subsidiary of GAMCO, were subject to GAMCO’s Code of Business Conduct and Code of Conduct.  GAMCO’s Code of Business Conduct applies to all of GAMCO’s officers, directors, full-time and part-time employees and GAMCO’s Code of Conduct also sets forth additional requirements for GAMCO’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (together, the “Codes of Conduct”).  GAMCO’s Codes of Conduct are posted on GAMCO’s website (www.gabelli.com).  GAMCO’s Codes of Conduct are available in print free of charge to anyone who requests a copy.  Interested parties may address a written request for a printed copy of the Codes of Conduct to: Secretary, GAMCO Investors, Inc., One Corporate Center, Rye, New York 10580-1422.  As a stand alone entity on the spin-off Teton has not adopted a code of ethics (“code of conduct”) as defined under Item 406 of Regulation SK that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because companies whose equity securities are listed for trading on the OTC Bulletin Board are not currently required to implement such a code.  As a registered investment adviser to registered investment companies, we have adopted a code of ethics that complies with Rule 204A-1 under the Investment Advisers Act of 1940 and Rule 17j-1 under the Investment Company Act of 1940.

ITEM 11: EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes the Company’s compensation policy for our named executive officers with respect to fiscal 2008.

The investment management and securities industries are highly competitive, and experienced professionals have significant career mobility.  Teton believes that the ability to attract, retain and provide appropriate incentives for the highest quality professional personnel is important for maintaining its competitive position in the investment management and securities industries, as well as for providing for the long-term success of Teton.

Because Teton’s compensation arrangements involve variable incentive-based fees, the $1.0 million deductibility limit of Section 162(m) is generally not expected to apply to the payments.

The following table summarizes the compensation of our named executive officers during 2008 (unaudited):

		Salary	Bonus	Total
Name and Principal Position	Year	($)	($)	($)

Nicholas F. Galluccio	2008	125,000	-	125,000
President and Chief Executive Officer (1)

Jeffrey M. Farber	2008	-	-	-
Chief Financial Officer (2)

Bruce N. Alpert	2008	11,250	3,750	15,000
President (3) (5)	2007	11,250	11,250	22,500

James E. McKee (4) (5)	2008	208	-	208
Secretary	2007	3,000	3,000	6,000

(1)	Mr. Galluccio was named President and Chief Executive Officer on July 1, 2008.

(2)	Mr. Farber was named Chief Financial Officer on October 16, 2008.

(3)	Mr. Alpert resigned as President on July 1, 2008.

(4)	Mr. McKee resigned as Secretary on January 24, 2008.

(5)
The compensation for Messrs. Alpert and McKee set forth in this table represents an allocation of their overall compensation attributable to their work with respect to Teton.  Messrs. Alpert and McKee are employed by other GAMCO entities and receive allocations from those entities as well.

There were no equity awards outstanding as of December 31, 2008.  As part of Mr. Galluccio’s employment contract he received a grant of 260,849 restricted stock awards on March 20, 2009, the date of the Teton spin-off from GAMCO.  The awards will vest 30% at the end of three years from the beginning of his employment and 70% at the end of five years from the beginning of his employment.  One of the goals of our compensation decisions is to align the interest of our chief executive officer with those of our shareholders.  We believe that providing this grant of restricted shares to Mr. Galluccio effectively focuses his efforts on delivering long-term value to our shareholders.

Employment Agreement

On July 18, 2008, Teton entered into an employment agreement with Mr. Galluccio, pursuant to which Teton is obligated to pay Mr. Galluccio an annual draw and certain incentive compensation.  Mr. Galluccio is entitled to receive an annual draw of $250,000, which is payable in monthly installments.  His annual draw is offset by any incentive compensation payable to Mr. Galluccio.  As compensation for performing portfolio management of any of the Westwood Funds, Mr. Galluccio is entitled to receive incentive compensation equal to 20% of “net revenues,” as defined in the agreement, of such funds.  In addition, as compensation for introducing sales of share classes of the Westwood Funds that carry 12b-1 fees, Mr. Galluccio is entitled to receive 40% of the 12b-1 fees typically paid to distributors of such funds for such accounts.  In addition, Teton issued to Mr. Galluccio an amount of class A restricted stock equal to 20% of our outstanding common stock, inclusive of the restricted stock issuance, on the date of the spin-off.  Thirty percent of these shares will vest on the third anniversary of the date of employment and the balance on the fifth anniversary of the date of employment, provided that the restricted stock vest immediately prior to the consummation of a change of control and a portion is subject to acceleration in the event of termination without cause.

The term of the employment agreement is five years.  In the event Teton terminates Mr. Galluccio’s employment prior to the expiration of the five year term without cause, other than due to disability or death, Mr. Galluccio would be entitled to receive the monthly installments of his annual draw until the five year anniversary of the agreement and he would be entitled to receive incentive compensation until his termination date.  If the termination occurred prior to the third anniversary of the agreement, 20% of the restricted shares Mr. Galluccio is entitled to receive pursuant to the employment agreement will immediately vest.  If the termination occurred subsequent to the third anniversary of the agreement, 20% of the unvested portion of the restricted shares Mr. Galluccio is entitled to receive pursuant to the employment agreement will immediately vest.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

There were 1,304,243 shares of our common stock outstanding on March 20, 2009.  The following table sets forth, as of March 20, 2009, certain information with respect to beneficial ownership by: (i) all persons known to us who beneficially own more than 5% of any class of our common stock as of such date; and (ii) our executive officers and directors of our common stock as of such date.

	Title of	Shares	Percent of
Name of Beneficial Owner (1)	Class	Owned	Class (%)
5% or Greater Shareholders
Mario J. Gabelli	Class A	-	-%
	Class B	302,669	72.6
Westwood Management Corporation	Class A	200,000	22.5
	Class B	-	-
MJG IV Limited Partnership	Class A	300,352	33.8
	Class B	-	-
Bruce N. Alpert	Class A	60,242	6.8
	Class B	419	*
Nicholas F. Galluccio (2)	Class A	260,849	29.4
	Class B	-	-
Frederick J. Mancheski (3)	Class A	-	-
	Class B	26,993	6.5
Directors and Executive Officers
Douglas R. Jamieson	Class A	606	*
	Class B	8,331	2.0
Jeffrey M. Farber	Class A	-	-
	Class B	-	-
Alfred W. Fiore	Class A	-	-
	Class B	-	-
Edward T. Tokar	Class A	-	-
	Class B	-	-
All Directors and Officers as a Group (6 persons)	Class A	321,697	36.2
	Class B	8,750	2.1%
_______________________________

(*)	Represents beneficial ownership of less than 1%.
(1)
The address of each beneficial owner of more than 5% of the Class A Stock or Class B Stock is as follows: Mario J. Gabelli, One Corporate Center, Rye, NY 10580; Westwood Management Corporation, 200 Crescent Court, Suite 1200, Dallas, TX 75201; MJG IV Limited Partnership, One Corporate Center, Rye, NY 10580; Bruce N. Alpert, One Corporate Center, Rye, NY 10580; Nicholas F. Galluccio, One Corporate Center, Rye, NY 10580; and Frederick J. Mancheski, 1600 Vegas Valley Drive, Las Vegas, NV 89109.

(2)
Pursuant to the terms of the employment agreement between Teton and Mr. Galluccio, Teton issued Mr. Galluccio 260,849 shares of class A restricted stock in the Company equal to 20% of Teton’s outstanding common stock as of the date of the spin off.

(3)	As reported in a Schedule 13D that was filed with the Commission on March 30, 2009.

Voting Rights

The holders of class A common stock and class B common stock have identical rights except that (i) holders of class A common stock are entitled to one vote per share, while holders of class B common stock are entitled to ten votes per share on all matters to be voted on by shareholders in general, and (ii) holders of class A common stock are not eligible to vote on matters relating exclusively to class B common stock and vice versa.

Conversion

The holder of any shares of class B common stock may, at such holder’s option, elect to convert all or any portion of the shares of class B common stock held by such person into a number of fully paid and nonassessable shares of class A common stock at a conversion rate of one share of class A common stock for each share of class B common stock.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company entered into three agreements (separation and distribution agreement, transitional administrative and management services agreement and a service mark and name license agreement) with GAMCO prior to and concurrently with the spin-off to govern the terms of the spin-off and to define our ongoing relationship following the spin-off, allocating responsibility for obligations arising before and after the spin-off, including obligations with respect to liabilities relating to GAMCO’s business and to Teton’s business and obligations with respect to our employees and certain transition services.  These agreements are more fully described in the section titled, Arrangements Between GAMCO And Teton After The Spin-Off, of Exhibit 99.1 to the February 24, 2009 Form 10-12G/A filing made by Teton with the Securities and Exchange Commission.

As of July 1, 2008, the Company entered into a sub-lease with GAMCO of 1,642 square feet in a building leased by GAMCO.  Teton pays rent to GAMCO at the rate of $28 per square foot plus $3 per square foot for electricity, subject to adjustment for increases in taxes and other operating expenses.  The total amount paid in 2008 to GAMCO for rent and other expenses under this lease were $33,456.

See Note F of the notes to the financial statements contained herein.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Ernst & Young, LLP (“EY”), an independent registered public accounting firm, for professional services rendered for the audit of the Company's financial statements and review of the Company’s Form 10 filing for the year ended December 31, 2008 are estimated at $109,900.  The aggregate fees billed by EY for professional services rendered for the audit of the Company's financial statements for the year ended December 31, 2007 were $69,000.

Audit Related Fees

The Company did not engage EY to provide professional services to the Company regarding audit related fees during the fiscal years ended December 31, 2008 and 2007.

Tax Fees

During the fiscal years ended December 31, 2008 and 2007, there were no fees billed by EY for tax related services.

All Other Fees

There were no other fees billed by E&Y for services rendered to the Company during the fiscal years ended December 31, 2008 and 2007.

For the years ended December 31, 2008 and 2007, the Company, as a subsidiary of GAMCO, was subject to GAMCO’s Board of Directors rules and policies.  As such, the Audit Committee of GAMCO has sole authority to pre-approve all audit and non-audit services provided by the independent registered public accounting firm in accordance with GAMCO’s Audit and Non-Audit Services Pre-Approval Policy and will not engage the independent registered public accounting firm to perform non-audit services prohibited by law or regulation.  This authority may be delegated to a member of the GAMCO Audit Committee.  The decisions of any GAMCO Audit Committee member to whom pre-approval authority is delegated must be presented to GAMCO’s full Audit Committee at its next scheduled meeting.  All of the services described under Audit Fees for 2008 and 2007 were pre-approved in accordance with GAMCO’s policy.

PART IV

Item 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)  List of documents filed as part of this Report:

(1) Financial Statements and Independent Registered Public Accounting Firm’s Report included herein:

See Index on page F-1

(2) Financial Statement Schedules

Financial statement schedules are omitted as not required or not applicable or because the information is included in the Financial Statements or notes thereto.

(3) Exhibits Index:

Exhibit
Number                                                          Description of Exhibit

3.1
Amended and Restated Certificate of Incorporation of Teton Advisors, Inc. (the “Company”).  (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company’s Registration Statement on Form 10-12G (File No. 000-53527) filed with the Securities and Exchange Commission on February 24, 2009).

3.2
Amended Bylaws of the Company.  (Incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Company’s Registration Statement on Form 10-12G (File No. 000-53527) filed with the Securities and Exchange Commission on February 24, 2009).

4.1
Specimen of class B common stock Certificate. (Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form 10-12G (File No. 000-53527) filed with the Securities and Exchange Commission on February 24, 2009).

10.1
Service Mark and Name License Agreement, dated February 20, 2009, by and among GAMCO Investors, Inc. and the Company. (Incorporated by reference to Exhibit 10.1 to Amendment No. 4 to the Company’s Registration Statement on Form 10-12G (File No. 000-53527) filed with the Securities and Exchange Commission on February 24, 2009).

10.2
Transitional Administrative and Management Services Agreement, dated February 20, 2009, between GAMCO Investors, Inc. and the Company. (Incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Company’s Registration Statement on Form 10-12G (File No. 000-53527) filed with the Securities and Exchange Commission on February 24, 2009).

10.3
Separation and Distribution Agreement, dated February 20, 2009, between GAMCO Investors, Inc. and the Company.   (Incorporated by reference to Exhibit 10.3 to Amendment No. 4 to the Company’s Registration Statement on Form 10-12G (File No. 000-53527) filed with the Securities and Exchange Commission on February 24, 2009).

10.4	Employment Agreement, dated July 18, 2008, between Nicholas F. Galluccio and the Company.

10.5	Restricted Stock Award Agreement, dated March 20, 2009, between Nicholas F. Galluccio and the Company.

24.1	Powers of Attorney (included on page II-9 of this Report).

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TETON ADVISORS, INC.

By:	/s/ Jeffrey M. Farber
Name:	Jeffrey M. Farber
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)
Date:	March 31, 2009

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Jeffrey M. Farber and Christopher J. Michailoff and each of them, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him in his name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bruce N. Alpert	Chairman of the Board	March 31, 2009
Bruce N. Alpert	and Director

/s/ Jeffrey M. Farber	Chief Financial Officer	March 31, 2009
Jeffrey M. Farber	(Principal Financial and Accounting Officer)

/s/ Nicholas F. Galluccio	Chief Executive Officer	March 31, 2009
Nicholas F. Galluccio	(Principal Executive Officer)
and Director

/s/ Alfred W. Fiore	Director	March 31, 2009
Alfred W. Fiore

/s/ Douglas R. Jamieson	Director	March 31, 2009
Douglas R. Jamieson

/s/ Edward T. Tokar	Director	March 31, 2009
Edward T. Tokar